Form 10-K
period 2014-12-31
SOTHERLY HOTELS LP; Sotherly Hotels Inc.
filed 2015-04-14
CIK 1313536, 1301236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

SOTHERLY HOTELS INC.

(Exact name of registrant as specified in its charter)

MARYLAND	001-32379	20-1531029
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

SOTHERLY HOTELS LP

(Exact name of registrant as specified in its charter)

DELAWARE	001-36091	20-1965427
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

410 West Francis Street

Williamsburg, Virginia 23185

(Address of Principal Executive Officers) (Zip Code)

757-229-5648

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Sotherly Hotels Inc.	Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Sotherly Hotels LP	8.0% Senior Unsecured Notes due 2018	The NASDAQ Stock Market LLC
Sotherly Hotels LP	7.0% Senior Unsecured Notes due 2019	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Sotherly Hotels Inc.    Yes  ☐    No  ☒         Sotherly Hotels LP    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Sotherly Hotels Inc.    Yes  ☐    No  ☒         Sotherly Hotels LP    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Sotherly Hotels Inc.    Yes  ☒    No  ☐         Sotherly Hotels LP    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file.

Sotherly Hotels Inc.    Yes  ☒    No  ☐         Sotherly Hotels LP     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934).

Sotherly Hotels Inc.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Sotherly Hotels LP

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sotherly Hotels Inc.    Yes  ☐    No  ☒        Sotherly Hotels LP    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of Sotherly Hotels Inc. as of June 30, 2014, the last business day of Sotherly Hotels Inc.’s most recently completed second fiscal quarter, was approximately $71,027,018 based on the closing price quoted on the NASDAQ® Stock Market.

As of April 14, 2015, there were 10,707,032 shares of Sotherly Hotels Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of Sotherly Hotels Inc.’s proxy statement for its 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

EXPLANATORY NOTE

We refer to Sotherly Hotels Inc. as the “Company,” Sotherly Hotels LP as the “Operating Partnership,” the Company’s common stock as “Common Stock,” the Company’s preferred stock as “Preferred Stock,” and the Operating Partnership’s preferred interest as the “Preferred Interest.” References to “we” and “our” mean the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2014 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

•	combined reports better reflect how management and investors view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Company and the Operating Partnership and result in savings of time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – selected portions;

•	Item 9A – Controls and Procedures;

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 8 – Equity; and

•	Note 14 – Earnings (Loss) Per Share and Unit; and

•	Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our current strategies, expectations and future plans, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative, but the absence of these words does not necessarily mean that a statement is not forward looking. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	national and local economic and business conditions that affect occupancy rates and revenues at our hotels and the demand for hotel products and services;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs;

•	the magnitude and sustainability of the economic recovery in the hospitality industry and in the markets in which we operate;

•	the availability and terms of financing and capital and the general volatility of the securities markets;

•	risks associated with the level of our indebtedness and our ability to meet covenants in our debt agreements and, if necessary, to refinance or seek an extension of the maturity of such indebtedness or modify such debt agreements;

•	management and performance of our hotels;

•	risks associated with remediating and maintaining our system of internal controls;

•	risks associated with the conflicts of interest of the Company’s officers and directors;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	risks associated with our ability to maintain our franchise agreements with our third party franchisors;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	our ability to successfully expand into new markets;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts (“REITs”);

•	the Company’s ability to maintain its qualification as a REIT; and

•	our ability to maintain adequate insurance coverage.

Additional factors that could cause actual results to vary from our forward-looking statements are set forth under the Section titled “Risk Factors” in Item 1A of this report.

These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law. In addition, our past results are not necessarily indicative of our future results.

PART I

Item 1. Business

Organization

Sotherly Hotels Inc. (the “Company”) is a self-managed and self-administered lodging real estate investment trust, or REIT, that was formed in August 2004 to own, acquire, renovate and reposition full-service, primarily upscale and upper-upscale hotel properties located in primary markets in the mid-Atlantic and southern United States. On December 21, 2004, the Company successfully completed its initial public offering and elected to be treated as a self-advised REIT for federal income tax purposes. The Company conducts its business through Sotherly Hotels LP, its operating partnership (the “Operating Partnership”), of which the Company is the general partner. The Company owns approximately 80.6% of the partnership units in the Operating Partnership. Limited partners (including certain of the Company’s officers and directors) own the remaining Operating Partnership units.

As of February 28, 2015, our portfolio consists of twelve full-service, primarily upscale and upper-upscale hotels located in eight states with an aggregate of 3,009 rooms and approximately 160,928 square feet of meeting space. Eleven of these hotels are wholly-owned by subsidiaries of the Operating Partnership, ten operate under the HiltonTM, Crowne PlazaTM, DoubleTreeTM, SheratonTM and Holiday InnTM brands, one is an independent hotel, and all are managed on a day to day basis by MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”). We also own a 25.0% indirect noncontrolling interest in the 311-room Crowne Plaza Hollywood Beach Resort through a joint venture with The Carlyle Group (“Carlyle”).

In order for the Company to qualify as a REIT, it cannot directly manage or operate our wholly-owned hotels. Therefore, we lease our wholly-owned hotel properties to entities that we refer to as our TRS Lessees, which in turn have engaged Chesapeake Hospitality, an eligible independent management company, to manage our hotels. Our TRS Lessees are wholly-owned subsidiaries of MHI Hospitality TRS Holding, Inc. (“MHI Holding”, and collectively, “MHI TRS”). MHI TRS is a taxable REIT subsidiary for federal income tax purposes.

Our corporate office is located at 410 West Francis Street, Williamsburg, Virginia 23185. Our telephone number is (757) 229-5648.

Our Properties

In connection with the Company’s initial public offering, the Company acquired six hotel properties for aggregate consideration of approximately $15.0 million in cash, 3,817,036 units of interest in our Operating Partnership and the assumption of approximately $50.8 million in debt. The six initial hotel properties, the Hilton Philadelphia Airport, the Holiday Inn Brownstone, the Holiday Inn Downtown Williamsburg, the Hilton Wilmington Riverside, the Hilton Savannah DeSoto and the Holiday Inn Laurel West (formerly the Best Western Maryland Inn), are located in Pennsylvania, North Carolina, Virginia, North Carolina, Georgia, and Maryland, respectively.

On July 22, 2005, we acquired the Crowne Plaza Jacksonville Riverfront (formerly, the Hilton Jacksonville Riverfront) located in Jacksonville, Florida, for $22.0 million.

During 2006, we sold the Holiday Inn Downtown Williamsburg for $4.75 million. We also purchased the Louisville Ramada Riverfront Inn located in Jeffersonville, Indiana for approximately $7.7 million including transfer costs and, after extensive renovations, re-opened the property in May 2008 as the Sheraton Louisville Riverside.

During 2007, through our joint venture with CRP/MHI Holdings, LLC, an affiliate of Carlyle Realty Partners V, L.P., and Carlyle, we acquired a 25.0% indirect, noncontrolling interest in the Crowne Plaza

Hollywood Beach Resort, a 311-room hotel in Hollywood, Florida for approximately $75.8 million including transfer costs. We also purchased a hotel formerly known as the Tampa Clarion Hotel in Tampa, Florida for approximately $13.8 million including transfer costs, which, after extensive renovations, re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

During 2008, we acquired the Hampton Marina Hotel located in Hampton, Virginia for approximately $7.8 million, including transfer costs. In October 2008, the hotel was re-branded and renamed the Crowne Plaza Hampton Marina.

During 2013 we acquired the Crowne Plaza Houston Downtown located in Houston, Texas at an aggregate value of approximately $30.9 million, including certain closing costs.

During 2014, we acquired the Georgian Terrace located in Atlanta, Georgia at an aggregate value of approximately $61.1 million, including certain closing costs.

In connection with the Company’s initial public offering, the Company also acquired two leasehold interests in the Shell Island Resort, a 160-unit condominium resort property in Wrightsville Beach, North Carolina, which were purchased for $3.5 million. Our Operating Partnership entered into sublease arrangements to sublease our entire leasehold interests in the property at Shell Island to affiliates of Chesapeake Hospitality. Through December 2011, the management company operated the property as a hotel and managed a rental program for the benefit of the condominium unit owners. Our Operating Partnership received fixed annual rent and incurred annual lease expenses in connection with the subleases of such property. Consequent to the cancellation of the management company’s contract to manage the condominium rental program and expiration of the underlying leases in December 2011, our Operating Partnership continued to receive a reduced set of minimum payments through December 2014.

See Item 2 of this Form 10-K for additional detail on our properties.

Our Strategy and Investment Criteria

Our strategy is to grow through acquisitions of full-service, upscale and upper-upscale hotel properties located in the primary markets of the Southern United States. We intend to grow our portfolio through disciplined acquisitions of hotel properties and believe that we will be able to source significant external growth opportunities through our management team’s extensive network of industry, corporate and institutional relationships.

Our investment criteria are further detailed below:

•	Geographic Growth Markets: We are focusing our growth strategy on the major markets in the Southern region of the United States. Our management team remains confident in the long-term growth potential associated with this part of the United States. We believe these markets have, during the Company’s and our predecessors’ existence, been characterized by population growth, economic expansion, growth in new businesses and growth in the resort, recreation and leisure segments. We will continue to focus on these markets, including coastal locations, and will investigate other markets for acquisitions only if we believe these new markets will provide similar long-term growth prospects.

•	Full-Service Hotels: We focus our acquisition strategy on the full-service hotel segment. Our full-service hotels fall primarily under the upscale to upper-upscale categories and include such brands as Hilton, Doubletree by Hilton, Sheraton and Crowne Plaza. We do not own economy branded hotels. We believe that full-service hotels, with upscale to upper-upscale brands, will outperform the broader U.S. hotel industry, and thus offer the highest returns on invested capital.

•

Significant Barriers to Entry: We intend to execute a strategy that entails the acquisition of hotels in prime locations with significant barriers to entry. We seek to acquire properties that will benefit from the licensing of brands that are not otherwise present in the market and provide us with geographic exclusivity, which helps to protect the value of our investment.

•	Proximity to Demand Generators: We seek to acquire hotel properties located in central business districts near multiple demand generators for both leisure and business travelers within the respective markets, including large state universities, airports, convention centers, corporate headquarters, sports venues and office parks.

We typically define underperforming hotels as those that are poorly managed, suffer from significant deferred maintenance and capital improvement and that are not properly positioned in their respective markets. In pursuing these opportunities, we hope to improve revenue and cash flow and increase the long-term value of the underperforming hotels we acquire. Our ultimate goal is to achieve a total investment that is substantially less than replacement cost of a hotel or the acquisition cost of a market performing hotel. In analyzing a potential investment in an underperforming hotel property, we typically characterize the investment opportunity as one of the following:

•	Up-branding Opportunity: The acquisition of properties that can be upgraded physically and enhanced operationally to qualify for what we view as higher quality franchise brands, including Hilton, Doubletree by Hilton, Crowne Plaza and Sheraton.

•	Shallow-Turn Opportunity: The acquisition of an underperforming but structurally sound hotel that requires moderate renovation to re-establish the hotel in its market.

•	Deep-Turn Opportunity: The acquisition of a hotel that is closed or functionally obsolete and requires a restructuring of both the business components of the operations as well as the physical plant of the hotel, including extensive renovation of the building, furniture, fixtures and equipment.

Typically, in our experience, a deep turn opportunity takes a total of approximately four years from the initial acquisition of a property to achieving full post-renovation stabilization. Therefore, when evaluating future opportunities in underperforming hotels, we intend to focus on up-branding and shallow-turn opportunities, and to pursue deep-turn opportunities on a more limited basis and in joint venture partnerships if possible.

Investment Vehicles. In pursuit of our investment strategy, we may employ various traditional and non-traditional investment vehicles:

•	Direct Purchase Opportunity: Our traditional investment strategy is to acquire direct ownership interests via our Operating Partnership in properties that meet our investment criteria, including opportunities that involve full-service, upscale and upper-upscale properties in identified geographic growth markets that have significant barriers to entry for new product delivery. Such properties, or portfolio of properties, may or may not be acquired subject to a mortgage by the seller or third-party.

•	Distressed Debt Opportunities: In sourcing acquisitions for our core growth strategy, we may pursue investments in debt instruments that are collateralized by hotel properties. In certain circumstances, we believe that owning these debt instruments is a way to (i) ultimately acquire the underlying real estate asset and (ii) provide a non-dilutive current return to the Company’s stockholders in the form of interest payments derived from the ownership of the debt. Our principal goal in pursuing distressed debt opportunities is ultimately to acquire the underlying real estate. By owning the debt, we believe that we may be in a position to acquire deeds to properties that fit our investment criteria in lieu of foreclosures.

•	Joint Venture/Mezzanine Lending Opportunities: We may, from time to time, undertake a significant renovation and rehabilitation project that we characterize as a deep-turn opportunity. In such cases, we may acquire a functionally obsolete hotel whose renovation may be very lengthy and require significant capital. In these projects, we may choose to structure such acquisitions as a joint venture, or mezzanine lending program, in order to avoid severe short-term dilution and loss of current income commonly referred to as the “negative carry” associated with such extensive renovation programs. We will not pursue joint venture or mezzanine programs in which we would become a “de facto” lender to the real estate community.

Portfolio and Asset Management Strategy

We intend to ensure that the management of our hotel properties maximizes market share, as evidenced by revenue per available room (“RevPAR”) penetration indices, and that our market share yields the optimum level of revenues for our hotels in their respective markets. Our strategy is designed to actively manage our hotels’ operating expenses in an effort to maximize hotel earnings before interest, taxes, depreciation and amortization (“Hotel EBITDA”).

Over our long history in the lodging industry we have refined many portfolio and asset management techniques that we believe provide for exceptional cash returns at our hotels. We undertake extensive budgeting due diligence wherein we examine market trends, one-time or exceptional revenue opportunities, and/or changes in the regulatory climate that may impact costs. We review daily revenue results and revenue management strategies at the hotels, and we focus on Chesapeake Hospitality’s ability to produce high quality revenues that translate to higher marginal profitability. We look for alternative forms of revenues, such as leasing roof-top space for cellular towers and other communication devices and also look to lease space to third parties in our hotels, which may include, but are not limited to, gift shops or restaurants. Our efforts further include periodic review of property insurance costs and coverage, and the cost of real and personal property taxes. We generally appeal tax increases in an effort to secure lower tax payments and routinely pursue strategies that allow for lower overall insurance costs, such as purchasing re-insurance and participating in state-sponsored insurance pools.

We also require detailed and refined reporting data from Chesapeake Hospitality, which includes detailed accounts of revenues, revenue segments, expenses and forecasts based on current and historic booking patterns. We also believe we optimize and successfully manage capital costs at our hotels while ensuring that adequate product standards are maintained to provide guest satisfaction and compliance with franchise brand standards.

None of our hotels is managed by a major national or global hotel franchise company. Through our long history in the lodging industry, we have found that management of our hotels by management companies other than franchisors is preferable to and more profitable than management derived from the major franchise companies, specifically with respect to optimization of operating expenses and the delivery of guest services.

Our portfolio management strategy includes our effort to optimize labor costs. The labor force in our hotels is predominately non-unionized, with only one property, the Jacksonville Crowne Plaza, having a total of approximately six employees electing to participate under a collective bargaining arrangement. Further, the labor force at our hotels is eligible to receive health and other insurance coverage through Chesapeake Hospitality, which self-insures. Self-insuring has, in our opinion, provided significant cash savings over traditional insurance company sponsored plans.

Asset Disposition Strategy. When a property no longer fits with our investment objectives, we will pursue a direct sale of the property for cash so that our investment capital can be redeployed according to the investment strategies outlined above. Where possible, we will seek to subsequently purchase a hotel in connection with the requirements of a tax-free exchange. Such a strategy may be deployed in order to mitigate the tax consequence that a direct sale may cause.

Our Principal Agreements

Strategic Alliance Agreement

Chesapeake Hospitality is currently the management company for each of our hotels.

On December 21, 2004, we entered into a now terminated ten-year strategic alliance agreement (the “SA Agreement”) with Chesapeake Hospitality pursuant to which (i) Chesapeake Hospitality agreed to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to Chesapeake Hospitality, and (ii) unless a majority of the Company’s independent directors in good faith concluded for valid business reasons that another management company should manage a hotel owned by us, we agreed to offer Chesapeake Hospitality or its subsidiaries the right to manage hotel properties that we acquired in the United States.

Pursuant to the SA Agreement, the Crowne Plaza Jacksonville Riverfront, acquired in July 2005, the Crowne Plaza Hampton Marina, acquired in April 2008, and the Crowne Plaza Tampa Westshore, opened in March 2009, have been managed by Chesapeake Hospitality since their respective acquisitions.

In addition, during the term of the SA Agreement, which would have expired in December 2014, Chesapeake Hospitality had the right to nominate one (1) person for election to the Company’s board of directors at the Company’s annual meeting of stockholders, subject to the approval of such nominee by the Company’s Nominating, Corporate Governance and Compensation Committee (the “NCGC Committee”) for so long as certain of the Company’s officers and directors, Andrew M. Sims, Kim E. Sims, and Christopher L. Sims, a former director of the Company, and their families and affiliates, held, in the aggregate, not less than 1.5 million units of the Operating Partnership or shares of the Company’s common stock. The SA Agreement was terminated effective as of December 15, 2014, pursuant to the terms of the Master Agreement (the “Master Agreement”) entered into on December 15, 2014 by the Company, the Operating Partnership, and MHI Hospitality TRS, LLC on the one hand and Chesapeake Hospitality on the other hand, as described in the section labeled “Current Management Agreements” below.

Lease Agreements

In order for the Company to maintain qualification as a REIT, neither the Company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our wholly-owned hotels are leased to our TRS Lessees, which have engaged Chesapeake Hospitality to manage the hotels. Each lease for the wholly-owned hotels has a non-cancelable term of three to ten years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, our TRS Lessees are obligated to pay a fixed annual base rent plus a percentage rent and certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, in excess of certain threshold amounts and is paid monthly or quarterly, according to the terms of the agreement.

Terminated Management Agreements

Pursuant to the terms of a now terminated master management agreement (the “MMA”), we engaged Chesapeake Hospitality as the property manager for eight (8) of our wholly-owned hotels. Certain of our executive officers and certain of our directors are also directors of Chesapeake Hospitality.

The MMA had a term of ten (10) years for our six (6) initial hotels and a term of ten (10) years for each subsequently acquired hotel that became subject to the MMA, including the Crowne Plaza Jacksonville Riverfront and the Crowne Plaza Hampton Marina. During the third quarter of 2006, we sold the Holiday Inn Downtown Williamsburg and purchased the former Louisville Ramada Riverfront Inn, now the Sheraton Louisville Riverside, substituting the Louisville property for the Williamsburg property pursuant to the terms of the MMA. Pursuant to the Master Agreement and a series of individual hotel management agreements (each a “Hotel Management Agreement” and, together, the “Hotel Management Agreements”) entered into in connection with the Master Agreement, the term of the MMA with respect to each of our six initial hotels was extended until December 31, 2014, at which time the MMA was terminated. The Master Agreement and Hotel Management Agreements are described in the section labeled “Current Management Agreements” below. During the term of the MMA, Chesapeake Hospitality benefited from the payment of management fees by us pursuant to the MMA. Chesapeake Hospitality received a base management fee equal to a percentage of each hotel’s revenues (2.0% for the first year, 2.5% for the second year and 3.0% thereafter). Pursuant to the MMA, Chesapeake Hospitality received an incentive fee equal to 10% of the amount by which gross operating profit of the hotels on an aggregate basis for a given year exceeded gross operating profits for the same hotels, on an aggregate basis, for a prior year, subject to a maximum amount of 0.25% of the aggregate gross revenue of the hotels.

In January 2008, the MMA was amended to revise certain provisions relating to payment by MHI Hospitality TRS, LLC to Chesapeake Hospitality of a project management fee equal to five percent (5%) of the total project costs associated with the management, coordination, planning and execution of a major repositioning or product improvement plan for a Company hotel, subject to certain conditions.

In January 2009, we entered into a now terminated management agreement with Chesapeake Hospitality solely for the management of the Crowne Plaza Tampa Westshore (the (“Tampa Agreement”). The Audit Committee reviewed and approved the Tampa Agreement in January 2009. The Tampa Agreement changed certain provisions from those contained in the MMA. Specifically, the Tampa Agreement provided that if, during its term, we terminated the agreement for convenience, we would have been required to pay Chesapeake Hospitality base and incentive management fees through the end of the initial year of the agreement or ninety (90) days, whichever was greater, as opposed to terms of the MMA which provided that Chesapeake Hospitality would have been paid the base and incentive fees for the remainder of the initial or renewal term. The provisions of the Tampa Agreement related to base management and incentive management fees were the same as those contained in the MMA, except that the incentive fee was calculated on a stand-alone basis for the Crowne Plaza Tampa Westshore, and not on an aggregate basis with the eight (8) properties covered by the MMA. In addition, provisions relating to the submission and approval of the operating budgets were amended. The Tampa Agreement was terminated on December 31, 2014, pursuant to the Master Agreement and the Hotel Management Agreement for the Crowne Plaza Tampa Westshore, as described in the section labeled “Current Management Agreements” below.

In November 2013, in connection with the acquisition of the Crowne Plaza Houston Downtown, we assumed the then-existing management agreement with Chesapeake Hospitality solely for the management of the Crowne Plaza Houston Downtown (the “Houston Agreement”). The Audit Committee reviewed and approved the assumption of the Houston Agreement in July 2013. Certain provisions of the Houston Agreement differed from those contained in the MMA. Specifically, Chesapeake Hospitality received a base management fee equal to 2% of the Crowne Plaza Houston Downtown’s revenues, and there was no incentive management fee. The Houston Agreement was terminated on December 31, 2014, pursuant to the Master Agreement and the Hotel Management Agreement for the Crowne Plaza Houston Downtown, as described in the section labeled “Current Management Agreements” below.

In March 2014, in connection with the acquisition of the Georgian Terrace, Chesapeake Hospitality commenced management of the operations of the Georgian Terrace. The independent directors reviewed and approved the now terminated management agreement for the Georgian Terrace (the “Atlanta Agreement”) in February 2014. Certain provisions of the Atlanta Agreement differed from those contained in the MMA. Specifically, Chesapeake Hospitality received a base management fee equal to 2% of the Georgian Terrace’s revenues, and we could terminate the agreement for convenience upon 30 days notice with no termination fee. The Atlanta Agreement was terminated on December 31, 2014, pursuant to the Master Agreement and the Hotel Management Agreement for the Georgian Terrace, as described in the section labeled “Current Management Agreements” below.

Any amendment, supplement or modification of the MMA, the Tampa Agreement, the Houston Agreement, and the Atlanta Agreement made during the term of each such agreement would have been required to be in writing signed by all parties and approved by a majority of our independent directors. If the MMA had been terminated as to all of the hotels covered in connection with a default under the MMA, the SA Agreement would also have been terminated.

The incentive management fee under the MMA, if any, was due annually in arrears within 90 days of the end of the fiscal year and was equal to 10.0% of the amount by which the gross operating profit of all our hotels, with the exception of the Tampa and Houston properties, on an aggregate basis for a given year exceeded the gross operating profit for the same hotels, on an aggregate basis, for the prior year. The incentive fee was capped at 0.25% of the aggregate gross revenue of all of the hotels included in the incentive fee calculation for the year in which the incentive fee was earned. The calculation of the incentive fee did not include results of hotels for the fiscal year in which they were initially leased, or for the fiscal year in which they were sold, and newly acquired or leased hotels were to be included in the calculation beginning in the second full calendar year such hotel was managed. The management agreement for the management of the Tampa property included a similar provision for payment of an incentive management fee on a stand-alone basis. The management agreement for the Houston property did not include a provision for payment of an incentive management fee.

Early Termination. The MMA was terminable with respect to one or more of the hotels earlier than the stated term, if certain events occurred, including:

•	a sale of a hotel or the substitution of a newly acquired hotel for an existing hotel;

•	the failure of Chesapeake Hospitality to satisfy certain performance standards with respect to any of the future hotels or with respect to the six initial hotels after the expiration of the initial 10-year term;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by Chesapeake Hospitality or us that is not cured prior to the expiration of any applicable cure periods.

The management agreement for the Crowne Plaza Tampa Westshore was terminable for convenience with ninety days notice to Chesapeake Hospitality.

The management agreement for the Crowne Plaza Houston Downtown was terminable if certain events occurred, including:

•	a sale of the hotel;

•	gross negligence in the performance of its duties as the manager;

•	if the operating profit of the hotel is less than the annual amount of the original permanent debt service.

Termination Fees. In certain cases of early termination of the management agreement for the Crowne Plaza Houston Downtown or the MMA with respect to one or more of the hotels covered under that agreement, we would have been required to pay Chesapeake Hospitality a termination fee, plus any amounts otherwise due to Chesapeake Hospitality pursuant to the terms of that management agreement. We would have been obligated to pay termination fees in such circumstances provided that Chesapeake Hospitality was not then in default, subject to certain cure and grace periods.

The prior management agreement for the Crowne Plaza Tampa Westshore provided for the payment of certain termination fees if we had terminated the management agreement for convenience during the initial year of management. As the initial year of management has been completed, there was no termination fee for the termination of the management agreement for our Tampa property.

New Acquisitions; Strategic Alliance Agreement. Pursuant to the SA Agreement with Chesapeake Hospitality, we agreed to engage Chesapeake Hospitality for the management of any hotels acquired in the future unless a majority of the Company’s independent directors in good faith concluded, for valid business reasons, that another management company should manage any newly acquired hotels. If the management agreement terminated as to all of the hotels covered in connection with a default under the management agreement, the SA Agreement would have also terminated.

Current Management Agreements

The Master Agreement and Hotel Management Agreements were entered into to address the scheduled expiration of the MMA and the SA Agreement on December 15, 2014 and to provide for ongoing management of each of the Company’s hotels pursuant to a negotiated form of single facility management agreement, excluding the Company’s joint venture hotel in Hollywood, Florida which is managed pursuant to a separate agreement.

The Master Agreement:

•	expires on December 31, 2019, or earlier if all of the Hotel Management Agreements expire or are terminated prior to that date. The Master Agreement will be extended beyond 2019 for such additional periods as a Hotel Management Agreement remains in effect;

•	terminates the SA Agreement as of December 15, 2014;

•	extended the term of the MMA until December 31, 2014 and provided that the MMA, the Tampa Agreement, the Houston Agreement, and the Atlanta Agreement terminate as of such date and coincident with such termination the Hotel Management Agreements came into effect;

•	requires Chesapeake Hospitality to provide dedicated executive level support for our managed hotels pursuant to certain criteria;

•	provides a mechanism and established conditions on which the Company will offer Chesapeake Hospitality the opportunity to manage hotels acquired by the Company in the future, however the Company will not be required to offer the management of future hotels to Chesapeake Hospitality; and

•	sets an incentive management fee for each of the hotels to be managed by Chesapeake Hospitality equal to 10% of the amount by which gross operating profit, as defined in the Hotel Management Agreement, for a given year exceeds the budgeted gross operating profit for such year; provided, however, that the incentive management fee payable in respect of any such year shall not exceed 0.25% of the gross revenues of the hotel included in such calculation.

Each of the Hotel Management Agreements has a term of five years commencing January 1, 2015 and may be extended for up to two additional periods of five years subject to the approval of both parties with respect to any such extension. The agreements provide that Chesapeake Hospitality will be the sole and exclusive manager of the hotels as the agent of the lessee and at the sole cost and expense of the lessee and subject to certain operating standards. Each agreement may be terminated in connection with a sale of the related hotel. In connection with a termination upon the sale of the hotel, Chesapeake Hospitality will be entitled to receive a termination fee equal to the lesser of the management fee paid with respect to the prior twelve months or the management fees paid for that number of months prior to the closing date of the hotel sale equal to the number of months remaining on the current term of the Hotel Management Agreement. No sale termination fee will be payable in the event the Company elects to provide Chesapeake Hospitality with the opportunity to manage another comparable hotel and Chesapeake Hospitality is not precluded from accepting such opportunity. Chesapeake Hospitality is required to qualify as an eligible independent contractor in order to permit the Company to continue to operate as a real estate investment trust.

Amounts Payable under the Management Agreements. Chesapeake Hospitality receives a base management fee, and, if the hotels exceed certain financial thresholds, an additional incentive management fee for the management of our hotels.

The base management fee for each of our initial hotels and for any subsequent hotels we directly acquire will be a percentage of the gross revenues of the hotel and will be due monthly. The applicable percentage of gross revenue for the base management fee for each of our wholly-owned hotels is as follows(1):

	2018 & 2019	2017	2016	2015	2014	2013	2012	2011
Crowne Plaza Hampton Marina	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	3.00%
Crowne Plaza Houston Downtown(2)	2.50%	2.50%	2.25%	2.00%	2.00%	2.00%	N/A	N/A
Crowne Plaza Tampa Westshore(3)	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	2.50%
Crowne Plaza Jacksonville Riverfront	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	3.00%
DoubleTree by Hilton Brownstone – University	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	3.00%
DoubleTree by Hilton Philadelphia Airport	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	3.00%
The Georgian Terrace(4)	2.50%	2.50%	2.25%	2.00%	2.00%	N/A	N/A	N/A
Hilton Savannah DeSoto	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	3.00%
Hilton Wilmington Riverside	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	3.00%
Holiday Inn Laurel West	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	3.00%
Sheraton Louisville Riverside(5)	2.50%	2.65%	2.65%	2.65%	3.00%	3.00%	3.00%	3.00%

(1)	The fees for 2011-2014 were set by the MMA, the Tampa Agreement, the Houston Agreement, and the Atlanta Agreement. The fees for 2015-2019 are set by the Master Agreement and Hotel Management Agreements.
(2)	In November 2013, we assumed the existing management agreement with Chesapeake Hospitality for the management of the Crowne Plaza Houston Downtown. The terms of the agreement provided for a base management fee of 2.0% and no incentive management fee.
(3)	In January 2009, we entered a separate management agreement with Chesapeake Hospitality for the management of the Crowne Plaza Tampa Westshore. The provisions of the new agreement related to base management fee were the same as those contained in the MMA. The provisions of the agreement related to the incentive management fee were the same as those contained in the MMA except that it was calculated separately and not aggregated with the other properties covered by the MMA.
(4)	In March 2014, we entered into a separate agreement with Chesapeake Hospitality for the management of the Georgian Terrace. The terms of the agreement provided for a base management fee of 2.0% and no incentive management fee.
(5)	Pursuant to the MMA, the term for each of the initial properties, which included the Holiday Inn Downtown Williamsburg, was 10 years. The management company agreed to substitute the Sheraton Louisville Riverside for the Holiday Inn Downtown Williamsburg for remainder of the term of the agreement.

The base management fee for a hotel acquired in the future which is first leased by our TRS Lessees, other than on the first day of a fiscal year, will be 2.0% for the partial year such hotel is first leased and for the first full year such hotel is managed. There is no fee cap on the base management fee.

Subsequently Acquired Hotel Properties

First year	2.00%
Second year	2.25%
Third year and thereafter	2.50%

Franchise Agreements

As of December 31, 2014, most of our hotels operate under franchise licenses from national hotel companies. On March 27, 2014 we purchased an independent full-service hotel in Atlanta, Georgia, that does not operate under a franchise license.

Our TRS Lessees hold the franchise licenses for our wholly-owned hotels. Chesapeake Hospitality must operate each of our hotels it manages in accordance with and pursuant to the terms of the franchise agreement for the hotel.

The franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the franchisee must comply. Under the franchise licenses, the franchisee must comply with the franchisors’ standards and requirements with respect to:

•	training of operational personnel;

•	safety;

•	maintaining specified insurance;

•	the types of services and products ancillary to guest room services that may be provided;

•	display of signage;

•	marketing techniques including print media, billboards, and promotions standards; and

•	the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

Additionally, as the franchisee, our TRS Lessees are required to pay the franchise fees described below.

The following table sets forth certain information for the franchise licenses of our wholly-owned hotel properties:

	Franchise Fee(1)	Marketing/ Reservation Fee(1)	Expiration Date
Crowne Plaza Hampton Marina	5.0%	3.5%	10/06/2018
Crowne Plaza Houston Downtown	5.0%	3.5%	04/12/2016
Crowne Plaza Jacksonville Riverfront(2)	5.0%	3.5%	09/01/2015
Crowne Plaza Tampa Westshore	5.0%	3.5%	03/06/2019
DoubleTree by Hilton Brownstone – University	5.0%	4.0%	11/30/2021
DoubleTree by Hilton Philadelphia – Airport	5.0%	3.5%	10/31/2024
Hilton Savannah DeSoto	5.0%	4.0%	07/31/2017
Hilton Wilmington Riverside	5.0%	4.0%	03/31/2018
Holiday Inn Laurel West	5.0%	2.5%	10/05/2015
Sheraton Louisville Riverside	5.0%	3.5%	04/25/2023

(1)	Percentage of room revenues payable to the franchisor.
(2)	The Crowne Plaza Jacksonville Riverfront franchise licensor has been given notice of termination set for September 1, 2015. We anticipate rebranding the hotel as the DoubleTree by Hilton Jacksonville Riverfront in September 2015.

Tax Status

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2004. In order to maintain its qualification as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute, as “qualifying distributions,” at least 90.0% of its taxable income (determined without regard to the deduction for dividends paid and by excluding its net capital gains and reduced by certain non-cash items) to its stockholders. The Company has adhered to these requirements each taxable year since its formation in 2004 and intends to continue to adhere to these requirements and maintain its qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income (including its net capital gain) that is distributed to its stockholders. If the Company fails to qualify for taxation as a REIT in any taxable year, and no relief provision applies, it will be subject to federal income taxes at regular corporate rates (as well as any applicable alternative minimum tax) and it would be disqualified from re-electing treatment as a REIT until the fifth taxable year after the year in which it failed to qualify as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

While the Operating Partnership is generally not subject to federal and state income taxes, the unit holders of the Operating Partnership, including the Company, are subject to tax on their respective allocable shares of the Operating Partnership’s taxable income.

The Company has one taxable REIT subsidiary, MHI Holding, in which it owns an interest through the Operating Partnership. MHI Holding is subject to federal, state and local income taxes. MHI Holding has operated at a cumulative taxable loss, through December 31, 2014, of $7.2 million and in addition had deferred timing differences of approximately $0.7 million attributable to start-up expenses related to the opening of several of its hotels, which was not deductible when incurred and is being amortized over 15 years and deferred timing differences of approximately $1.1 million attributable to accrued, but not deductible, vacation and sick pay amounts. The Company has not incurred federal income taxes since its formation. The cumulative taxable loss and combined timing differences result in a net deferred tax asset of approximately $3.5 million for these cumulative deferred tax loss carryforwards.

Environmental Matters

In connection with the ownership and operation of the hotels, we are subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the hotels, we may be potentially liable for such costs.

We believe that our hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which would have a material adverse effect on us. We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our present hotel properties.

Employees

As of March 31, 2015, we employed thirteen full-time persons, all of whom work at our corporate office in Williamsburg, Virginia. All persons employed in the day-to-day operations of the hotels are employees of Chesapeake Hospitality, the management company engaged by our TRS Lessees to operate such hotels.

Subsequent Events

On January 9, 2015, we paid a quarterly dividend (distribution) of $0.065 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on December 15, 2014.

On January 12, 2015, we entered into a new employment agreement, effective as of January 1, 2015, between the Company and Andrew M. Sims, to serve as Chief Executive Officer and Chairman of the board of directors for the Company.

On January 28, 2015, we authorized payment of a quarterly dividend (distribution) of $0.07 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of March 13, 2015. The dividend (distribution) is to be paid on April 10, 2015.

On April 1, 2015, one holder of units in the Operating Partnership redeemed 100,000 units for an equivalent number of shares of the Company’s common stock.

Available Information

We maintain an Internet site, http://www.sotherlyhotels.com, which contains additional information concerning Sotherly Hotels Inc. We make available free of charge through our Internet site all our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements and other reports filed with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We have also posted on this website the Company’s Code of Business Conduct and the charters of the Company’s Audit and NCGC Committees of the Company’s board of directors. We intend to disclose on our website any changes to, or waivers from, the Company’s Code of Business Conduct. Information on the Company’s Internet site is neither part of nor incorporated into this Form 10-K.

Item 1A. Risk Factors

The following are the material risks that may affect us. Any of the risks discussed herein can materially adversely affect our business, liquidity, operations, industry or financial position or our future financial performance.

Risks Related to Our Debt

We have substantial financial leverage.

As of December 31, 2014, we had consolidated debt of approximately $258.2 million, which is comprised of approximately $205.3 million secured debt, approximately $27.6 million unsecured debt related to 8.0% senior unsecured notes due September 30, 2018, (the “8% Notes”) and $25.3 million unsecured debt related to the 7.0% senior unsecured notes due November 20, 2019 (the “7% Notes”), and together with the 8% Notes, the “Notes”). Historically, we have incurred debt for acquisitions and to fund our renovation, redevelopment and rebranding programs. Limitations upon our access to additional debt could adversely affect our ability to fund these programs or acquire hotels in the future.

Our financial leverage could negatively affect our business and financial results, including the following:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, working capital, capital expenditures, future business opportunities, paying dividends or other purposes;

•	limit our ability to obtain additional financing for working capital, renovation, redevelopment and rebranding plans, acquisitions, debt service requirements and other purposes;

•	adversely affect our ability to satisfy our financial obligations, including those related to the Notes;

•	limit our ability to refinance existing debt;

•	require us to agree to additional restrictions and limitations on our business operations and capital structure to obtain financing;

•	force us to dispose of one or more of our properties, possibly on unfavorable terms;

•	increase our vulnerability to adverse economic and industry conditions, and to interest rate fluctuations;

•	force us to issue additional equity, possibly on terms unfavorable to existing shareholders;

•	limit our flexibility to make, or react to, changes in our business and our industry; and

•	place us at a competitive disadvantage, compared to our competitors that have less debt.

We must comply with financial covenants in our mortgage loan agreements and in the indenture.

Our mortgage loan agreements and indentures contain various financial covenants. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, general economic conditions and disruption caused by renovation activity or major weather disturbances.

If we violate the financial covenants contained in our mortgage loan agreements, we may attempt to negotiate waivers of the violations or amend the terms of the applicable mortgage loan agreement with the lender; however, we can make no assurance that we would be successful in any such negotiation or that, if successful in obtaining waivers or amendments, such waivers or amendments would be on attractive terms. Some mortgage loan agreements provide alternate cure provisions which may allow us to otherwise comply with the financial covenants by obtaining an appraisal of the hotel, prepaying a portion of the outstanding indebtedness or by providing cash collateral until such time as the financial covenants are met by the collateralized property without consideration of the cash collateral. Alternate cure provisions which include prepaying a portion of the outstanding indebtedness or providing cash collateral may have a material impact on our liquidity.

If we violate the financial covenants in the indentures, we may attempt to cure that violation by engaging in one or more transactions pursuant to the cure provision in the indentures.

If we are unable to negotiate a waiver or amendment or satisfy alternate cure provisions, if any, or unable to meet any alternate cure requirements and a default were to occur, we would possibly have to refinance the debt through debt financing, private or public offerings of debt securities, additional equity financing, or by disposing of an asset. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable.

We have some mortgage debt obligations maturing in 2015 and 2016, and if we are not successful in extending the term of this indebtedness or in refinancing this debt on acceptable economic terms or at all, our overall financial condition could be materially and adversely affected.

We will be required to seek additional capital in the near future to refinance or replace existing long-term mortgage debt that is maturing. Based on current market conditions, the availability of financing is, and may continue to be, limited. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina until June 30, 2016. Under the terms of the extension, we made a principal payment of approximately $0.8 million to reduce the principal balance on the loan to $5.0 million. In July 2015, the mortgage on our Crowne Plaza Jacksonville Riverfront matures, but we may extend such mortgage until July 2016 pursuant to certain terms and conditions. In April 2016, the mortgage on our Crowne Plaza Houston Downtown matures, but we may extend such mortgage until November 2018 pursuant to certain terms and conditions.

The total aggregate amount of our debt obligations maturing in 2015 is approximately $16.4 million, which represents approximately 6.3% of our total debt obligations.

We will need to, and plan to, renew, replace or extend our long-term indebtedness prior to their respective maturity dates. If we are unable to extend these loans, we may be required to repay the outstanding principal amount at maturity or a portion of such indebtedness upon refinance. If we do not have sufficient funds to repay any portion of the indebtedness, it may be necessary to raise capital through debt financing, private or public offerings of debt securities or equity financings. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available to meet our financial obligations. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies or we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses and potentially reducing cash flow from operating activities if the sale proceeds in excess of the amount required to satisfy the indebtedness could not be reinvested in equally profitable real property investments. Moreover, the terms of any additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended. To the extent we cannot repay our outstanding debt, we risk losing some or all of our hotel properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder the Company’s ability to meet the REIT distribution requirements imposed by the Code. In addition, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

Our borrowing costs are sensitive to fluctuations in interest rates.

Higher interest rates could increase our debt service requirements and interest expense. Currently, our floating rate debt is limited to the mortgage on the Georgian Terrace, the DoubleTree by Hilton Philadelphia Airport, and the mortgage on the Crowne Plaza Jacksonville Riverfront. Each of these mortgages bears interest at rates tied to the 30-day London Interbank Offered Rate (“LIBOR”) and provide for minimum rates of interest. To the extent that increases in the LIBOR rate of interest cause the interest on the mortgages to exceed the minimum rates of interest, we are exposed to rising interest rates.

Should we obtain new debt financing or refinance existing indebtedness, we may increase the amount of floating rate debt that currently exists. In addition, adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Risks Related to Our Business and Properties

If the economy falls back into a recessionary period or fails to maintain positive growth, our operating performance and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry and the general economy historically have been closely linked. In an economic downturn, business and leisure travelers may seek to reduce costs by limiting travel and/or reducing costs on their trips. Our hotels, which are all full-service hotels, may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. A decrease in demand for hotel stays and hotel services will negatively affect our operating revenues, which will lower our cash flow and may affect our ability to make distributions to stockholders and to maintain compliance with our loan obligations. We had net loss attributable to the Company of approximately $0.6 million for the 2014 fiscal year. A renewed economic downturn may reduce our income or produce losses. A weakening of the economy may adversely and materially affect our industry, business and results of operations and we cannot predict the likelihood, severity or duration of any such downturn. Moreover, reduced revenues as a result of a weakening economy may also reduce our working capital and impact our long-term business strategy.

We own a limited number of hotels and significant adverse changes at one hotel could have a material adverse effect on our financial performance and may limit our ability to make distributions to stockholders.

As of December 31, 2014, our portfolio consisted of eleven wholly-owned properties and one joint venture property with a total of 3,009 rooms. Significant adverse changes in the operations of any one hotel could have a material adverse effect on our financial performance and, accordingly, on our ability to make distributions to stockholders.

We are subject to risks of increased hotel operating expenses and decreased hotel revenues.

Our leases with our TRS Lessees provide for the payment of rent based in part on gross revenues from our hotels. Our TRS Lessees are subject to hotel operating risks including decreased hotel revenues and increased hotel operating expenses, including but not limited to the following:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

Any increases in these operating expenses can have a significant adverse impact on our TRS Lessees’ ability to pay rent and other operating expenses and, consequently, our earnings and cash flow.

In keeping with our investment strategy, we may acquire, renovate and/or re-brand hotels in new or existing geographic markets as part of our repositioning strategy. Unanticipated expenses and insufficient demand for newly repositioned hotels could adversely affect our financial performance and our ability to comply with covenants in the indenture and to make distributions to the Company’s stockholders.

We have in the past, and may in the future, develop or acquire hotels in geographic areas in which our management may have little or no operating experience. Additionally, those properties may also be renovated and re-branded as part of a repositioning strategy. Potential customers may not be familiar with our newly renovated hotel or be aware of the brand change. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other geographic areas. These hotels may attract fewer customers than expected and we may choose to increase spending on advertising and marketing to promote the hotel and increase customer demand. Unanticipated expenses and insufficient demand at new hotel properties, therefore, could adversely affect our financial performance and our ability to comply with covenants in the indenture and to make distributions to the Company’s stockholders.

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel and as a result, our returns are dependent on the management of our hotels by Chesapeake Hospitality.

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease all of our hotels to subsidiaries of our TRS Lessees, and our TRS Lessees retain third-party managers to operate our hotels pursuant to management agreements.

Under the terms of our management agreements with Chesapeake Hospitality and the REIT qualification rules, our ability to participate in operating decisions regarding the hotels is limited. We will depend on Chesapeake Hospitality to operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, and average daily rates (“ADR”), we may not be able to force Chesapeake Hospitality to change its method of operating our hotels. Additionally, in the event that we need to replace Chesapeake Hospitality or any other management companies in the future, we may be required by the terms of the applicable management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Our ability to make distributions to the Company’s stockholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, the Company is required to distribute, as “qualifying distributions,” at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items), each year to the Company’s stockholders. However, several factors may make us unable to declare or pay distributions to the Company’s stockholders, including poor operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements that may be required by our franchisors.

We lease all of our hotels to our TRS Lessees. Our TRS Lessees are subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. Among the factors which could cause our TRS Lessees to fail to make required rent payments are reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors that could reduce the net operating profits of our TRS Lessees are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

The amount of any dividend distributions to holders of the Company’s common stock is in the sole discretion of the Company’s board of directors, which will consider, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash to fund distributions.

Geographic concentration of our hotels makes our business vulnerable to economic downturns in the mid-Atlantic and southern United States.

Our hotels are located in the mid-Atlantic and southern United States. As a result, economic conditions in the mid-Atlantic and southern United States significantly affect our revenues and the value of our hotels to a greater extent than if we had a more geographically diversified portfolio. Business layoffs or downsizing, industry slowdowns, changing demographics and other similar factors that may adversely affect the economic climate in these areas could have a significant adverse impact on our business. Any resulting oversupply or reduced demand for hotels in the mid-Atlantic and southern United States and in our markets in particular would therefore have a disproportionate negative impact on our revenues and limit our ability to make distributions to stockholders.

A substantial number of our hotels operate under a brand owned by IHG, Starwood or Hilton; therefore, we are subject to risks associated with concentrating our portfolio in three brands.

In our portfolio, the majority of the hotels that we owned as of December 31, 2014 utilize brands owned by IHG, Starwood or Hilton. As a result, our success is dependent in part on the continued success of IHG, Starwood or Hilton and their respective brands. If market recognition or the positive perception of IHG, Starwood and/or Hilton is reduced or compromised, the goodwill associated with the IHG-, Starwood- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Hedging against interest rate exposure may adversely affect us and our hedges may fail to protect us from the losses that the hedges were designed to offset.

Subject to maintaining the Company’s qualification as a REIT, we may elect to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap agreements and swap agreements. These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the financial instruments we select may not have the effect of reducing our interest rate risk;

•	the duration of the hedge may not match the duration of the related liability;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses, may fail to protect us from the losses that the hedges were designed to offset and could have a material adverse effect on us.

Our investment opportunities and growth prospects may be affected by competition for acquisitions.

We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may generally limit the number of suitable investment opportunities offered to us, which may limit our ability to grow. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms, or at all.

We have identified a material weakness related to our internal control over financial reporting and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2014. These material weaknesses remain unremedied, which could continue to impact our ability to report results of operations and financial condition accurately and in a timely manner. As a result, the Company’s stockholders could lose confidence in our financial results, which could harm our business and the value of the Company’s common shares.

Our management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as at December 31, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules and concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective.

In connection with our preparation of this annual report, management identified a material weakness in our internal control over financial reporting, as set forth in Item 9A. Although we intend to remediate such material weakness as set out in Item 9A, we have not yet been able to address this material weakness and it may continue to remain unremedied for some time, which could adversely impact the accuracy and timeliness of future reports and filings we make to the SEC and could have a material adverse effect on our business, results of operations, financial condition and liquidity, in addition to the diversion of management’s attention and resources. In addition, ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC.

We may in the future discover additional areas of our internal controls that need improvement. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.

We are subject to cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology that manages operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to interruption to systems availability, denial of access to and misuse of applications required by our customers. Access to internal applications required to plan our operations could be denied or misused. Inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, negative publicity and could have a material effect on our business.

Risks Related to Conflicts of Interest of Our Officers and Directors

Conflicts of interest could result in our executive officers and certain of our directors acting in a manner other than in the Company’s stockholders’ best interest.

Conflicts of interest relating to Chesapeake Hospitality, the entity that manages the properties, and the terms of its management agreements may lead to management decisions that are not in the stockholders’ best interest.

Conflicts of interest relating to Chesapeake Hospitality may lead to management decisions that are not in the stockholders’ best interest. Certain of our officers and directors including Andrew M. Sims, our chairman and chief executive officer and Kim E. Sims, who currently serves on our board of directors, together own a substantial interest in Chesapeake Hospitality which manages our hotel properties. In addition, until December 2014, unless a majority of independent directors concludes otherwise, Chesapeake Hospitality had a right of first offer to manage hotels we acquire in the future, subject to certain exceptions, and received substantial management fees based on the revenues and operating profit of our hotels. Our management agreements with Chesapeake Hospitality, including the financial terms thereof, were not negotiated on an arm’s-length basis and may have been less favorable to us than we could have obtained from third parties. Under the Master Agreement executed in December 2014, Chesapeake Hospitality no longer has a right of first offer to manage hotels acquired in the future.

Our management agreements establish the terms of Chesapeake Hospitality’s management of our hotels. The new Master Agreement provides that in the event the agreement is terminated in connection with the sale of a hotel, and Chesapeake Hospitality accepts an offer to manage another hotel which is reasonable comparable to the hotel that was sold, we will not be liable for any termination fee. If we do not offer Chesapeake Hospitality such opportunity or Chesapeake Hospitality declines such opportunity, then a termination fee equivalent to the lesser of the management fees paid for the prior twelve-month period or the management fees for the period prior to the sale that is equal to the number of months remaining under the term of the agreement. If we terminate the agreement at the end of any renewable five-year term, Chesapeake Hospitality is due a termination fee equivalent to one month’s management fees, as determined under the agreement.

As significant owners of Chesapeake Hospitality, which would receive any management and management termination fees payable by us under the management agreement, Andrew M. Sims and Kim E. Sims may influence our decisions to sell a hotel or acquire or develop a hotel when it is not in the best interests of the Company’s stockholders to do so. In addition, Andrew M. Sims will have conflicts of interest with respect to decisions to enforce provisions of the management agreement, including any termination thereof.

There can be no assurance that provisions in our bylaws will always be successful in mitigating conflicts of interest.

Under our bylaws, a committee consisting of only independent directors must approve any transaction between us and Chesapeake Hospitality or its affiliates or any interested director. However, there can be no assurance that these policies always will be successful in mitigating such conflicts, and decisions could be made that might not fully reflect the interests of all of the Company’s stockholders.

Certain of our officers and directors hold units in our Operating Partnership and may seek to avoid adverse tax consequences, which could result from transactions that would otherwise benefit the Company’s stockholders.

Holders of units in our Operating Partnership, including members of our management team, may suffer adverse tax consequences upon our sale or refinancing of certain properties. Therefore, holders of units, including Andrew M. Sims, Kim E. Sims, Edward S. Stein, and a trust controlled by Andrew M. Sims, Kim E. Sims and a former member of our board of directors, may have different objectives than holders of the Company’s common stock regarding the appropriate pricing and timing of a property’s sale, or the timing and amount of a property’s refinancing. These individuals, together with their affiliates, owned as of December 31, 2014, in the aggregate, approximately 7.6% of the outstanding units in our Operating Partnership. These individuals may influence us not to sell or refinance certain properties, even if such sale or refinancing might be financially advantageous to the Company’s stockholders, or they may influence us to enter into tax-deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Our agreements with Chesapeake Hospitality and its affiliates, including the contribution agreements and the partnership agreement of our Operating Partnership, were not negotiated on an arms’ length basis and may be less favorable to us than we could have obtained from third parties.

In connection with the Company’s initial public offering, we entered into various agreements with Chesapeake Hospitality and its affiliates, including contribution agreements, a master management agreement, a strategic alliance agreement, subleases, the partnership agreement of our Operating Partnership and employment agreements – of which only the contribution agreements and the partnership agreement of our Operating Partnership have not expired. In addition, we entered into various separate management agreements with Chesapeake Hospitality which have all been superseded by the new master management agreement and new individual hotel agreements executed in December 2014. The terms of all of these agreements were determined by our management team, who had conflicts of interest as described above and ownership interests in Chesapeake Hospitality and its affiliates. The terms of all of these agreements may be less favorable to us than we could have obtained from third parties.

Risks Related to the Lodging Industry

Our ability to comply with the terms of the indentures, our ability to make distributions to the Company’s stockholders and the value of our hotels in general, may be adversely affected by factors in the lodging industry.

Operating Risks

Our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors, including increases in labor costs, that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

These factors could reduce the net income of our TRS Lessees, which in turn could adversely affect the value of our hotels and our ability to comply with the terms of the indenture and to make distributions to the Company’s stockholders.

Competition for Acquisitions

We may compete for investment opportunities with entities that may have substantially greater financial resources than we do. These entities generally may be able to accept more risk than we choose to prudently manage. This competition may generally limit the number of suitable investment opportunities offered to us. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

Seasonality of the Hotel Business

The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to make distributions to the Company’s stockholders.

Investment Concentration in Particular Segments of a Single Industry

Our entire business is lodging-related. Therefore, a downturn in the lodging industry, in general, and the full-service, upscale and upper-upscale segments in which we operate, in particular, will have a material adverse effect on the value of our hotels, our financial condition and the extent to which cash may be available for distribution to the Company’s stockholders.

Capital Expenditures

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require us to make periodic capital improvements as a condition of keeping the franchise licenses. In addition, several of our mortgage lenders require that we set aside amounts for capital improvements to the secured properties on a monthly basis. For the years ended December 31, 2014 and 2013, we spent approximately $9.8 million and approximately $4.9 million, respectively, on capital improvements to our hotels. Capital improvements and renovation projects may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of all these capital improvements as well as future capital improvements could adversely affect our financial condition and amounts available for distribution to the Company’s stockholders.

Operating our hotels under franchise agreements could increase our operating costs and lower our net income.

Most of our hotels operate under franchise agreements which subject us to risks in the event of negative publicity related to one of our franchisors.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we, our TRS Lessees, and the management company follow their standards. Failure by us, our TRS Lessees or the management company to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of continuing a franchise license, a franchisor may require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise license or to operate the hotel without a franchise license. The loss of a franchise license could significantly decrease the revenues at the hotel and reduce the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition and results of operations, our ability to comply with the terms of the indentures and reduce our cash available for distribution to stockholders.

Restrictive covenants in certain of our franchise agreements contain provisions that may operate to limit our ability to sell or refinance our hotels, which could have a material adverse effect on us.

Franchise agreements typically contain covenants that may affect our ability to sell or refinance a hotel, including requirements to obtain the consent of the franchisor in the event of such a sale or refinancing transaction. In the event that a franchisor’s consent is not forthcoming, the terms of a sale or refinancing may be less favorable to us than would otherwise be the case. Some of our franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the hotel management company engaged to manage the hotel. Generally, we may be limited in our ability to sell, lease or otherwise transfer hotels unless the transferee is not a competitor of the franchisor and the transferee agrees to assume the related franchise agreements. If the franchisor does not consent to the sale or financing of our hotels, we may be unable to consummate transactions that are in our best interests or the terms of those transactions may be less favorable to us, which could have a material adverse effect on our financial condition and the execution of our strategies.

Hotel re-development is subject to timing, budgeting and other risks that would increase our operating costs and limit our ability to make distributions to stockholders.

We intend to acquire hotel properties from time to time as suitable opportunities arise, taking into consideration general economic conditions, and seek to re-develop or reposition these hotels. Redevelopment of hotel properties involves a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	financing; and

•	governmental restrictions on the nature or size of a project.

We cannot assure you that any re-development project will be completed on time or within budget. Our inability to complete a project on time or within budget would increase our operating costs and reduce our net income.

The hotel business is capital intensive and our inability to obtain financing could limit our growth.

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. In addition, several of our mortgage lenders require that we set aside annual amounts for capital improvements to the secured property. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90.0% of our REIT taxable income, excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund significant capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund any significant investments or capital improvements, but due to the recent recession and disruption of capital markets, these sources of funds may not yet be available to us on reasonable terms and conditions. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our charter nor our bylaws limit the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to the Company’s stockholders.

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, such as Hurricane Sandy in October 2012 and Hurricane Katrina in New Orleans in August 2005, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be insurable or may not be economically insurable. Currently, our insurers provide terrorism coverage in conjunction with the Terrorism Risk Insurance Program sponsored by the federal government through which insurers are able to receive compensation for insured losses resulting from acts of terrorism.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental Matters

Our hotels may be subject to environmental liabilities. An owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be unknown environmental problems associated with our properties. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest.

The presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to comply with our covenants and to pay distributions to stockholders.

Americans with Disabilities Act and Other Changes in Governmental Rules and Regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to comply with the terms of the indentures and to make distributions to the Company’s stockholders could be adversely affected.

Our hotels may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

The hotel properties that we acquire may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. Contingent or unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for environmental conditions;

•	losses in excess of our insured coverage;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax, legal and regulatory liabilities;

•	claims of customers, vendors or other persons dealing with the Company’s predecessors prior to our formation or acquisition transactions that had not been asserted or were unknown prior to the Company’s formation or acquisition transactions; and

•	claims for indemnification by the general partners, officers and directors and others indemnified by the former owners of our properties.

In general, the representations and warranties provided under the transaction agreements related to the sales of the hotel properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations and our ability to make distributions to the Company’s stockholders.

Future terrorist activities may adversely affect, and create uncertainty in, our business.

Terrorism in the United States or elsewhere could have an adverse effect on our business, although the degree of impact will depend on a number of factors, including the U.S. and global economies and global financial markets. Previous terrorist attacks in the United States and subsequent terrorism alerts have adversely affected the travel and hospitality industries over the past several years. Such attacks, or the threat of such attacks, could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition, as a whole.

We face risks related to pandemic diseases, which could materially and adversely affect travel and result in reduced demand for our hotels.

Our business could be materially and adversely affected by the effect of a pandemic disease on the travel industry. For example, the outbreaks of SARS and avian flu in 2003 had a severe impact on the travel industry, and the outbreaks of H1N1 flu in 2009 threatened to have a similar impact. A prolonged recurrence of SARS, avian flu, H1N1 flu, Ebola virus or another pandemic disease also may result in health or other government authorities imposing restrictions on travel. Any of these events could result in a significant drop in demand for our hotels and adversely affect our financial conditions and results of operations.

General Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties in our portfolio in response to changing economic, financial and investment conditions is limited.

The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the cost and terms of debt financing;

•	absence of liquidity in credit markets which limits the availability and amount of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters such as Hurricane Sandy in October 2012 and Hurricane Katrina in New Orleans in August 2005, which may result in uninsured losses, and acts of war or terrorism, including the consequences of terrorist acts, such as those that occurred on September 11, 2001.

We may decide to sell our hotels in the future. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to comply with the terms of the indentures and to pay distributions to stockholders.

Future acquisitions may not yield the returns expected, may result in disruptions to our business, may strain management resources and may result in stockholder dilution.

Our business strategy may not ultimately be successful and may not provide positive returns on our investments. Acquisitions may cause disruptions in our operations and divert management’s attention away from day-to-day operations. The issuance of equity securities in connection with any acquisition could be substantially dilutive to the Company’s stockholders.

Our hotels may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, the presence of significant mold could expose us to liability from our guests, employees or the management company and others if property damage or health concerns arise and could harm our reputation.

Increases in property taxes would increase our operating costs, reduce our income and adversely affect our ability to make distributions to the Company’s stockholders.

Each of our hotel properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to the Company’s stockholders could be materially and adversely affected and the market price of the Company’s common shares could decline.

Risks Related to Our Organization and Structure

Our ability to effect a merger or other business combination transaction may be restricted by our Operating Partnership agreement.

In the event of a change of control of the Company, the limited partners of our Operating Partnership will have the right, for a period of 30 days following the change of control event, to cause the Operating Partnership to redeem all of the units held by the limited partners for a cash amount equal to the cash redemption amount otherwise payable upon redemption pursuant to the partnership agreement. This cash redemption right may make it more unlikely or difficult for a third party to propose or consummate a change of control transaction, even if such transaction were in the best interests of the Company’s stockholders.

Provisions of the Company’s charter may limit the ability of a third party to acquire control of the Company.

Aggregate Share and Common Share Ownership Limits

The Company’s charter provides that no person may directly or indirectly own more than 9.9% of the value of the Company’s outstanding shares of capital stock or more than 9.9% of the number of the Company’s outstanding shares of common stock. These ownership limitations may prevent an acquisition of control of the

Company by a third party without the Company’s board of directors’ approval, even if the Company’s stockholders believe the change of control is in their interest. The Company’s board of directors has discretion to waive that ownership limit if, including other considerations, the board receives evidence that ownership in excess of the limit will not jeopardize the Company’s REIT status.

Authority to Issue Stock

The Company’s amended and restated charter authorizes our board of directors to issue up to 49,000,000 shares of common stock and up to 1,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of the Company, including transactions at a premium over the market price of the Company’s stock, even if stockholders believe that a change of control is in their interest. The Company will be able to issue additional shares of common or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which the Company’s securities may be listed or traded.

Provisions of Maryland law may limit the ability of a third party to acquire control of the Company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of the Company’s common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10.0% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The Company has opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of the Company’s board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in the Company’s bylaws. However, the Company’s board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and the Company may, by amendment to its bylaws, opt in to the control share provisions of the MGCL in the future. The Company’s board of directors has the exclusive power to amend the Company’s bylaws.

Additionally, Title 8, Subtitle 3 of the MGCL permits the Company’s board of directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) the Company does not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change in control of the Company under the circumstances that otherwise could provide the holders of the Company’s common stock with the opportunity to realize a premium over the then current market price.

Provisions in the Company’s executive officers’ employment agreements may make a change of control of the Company more costly or difficult.

The Company’s employment agreements with Andrew M. Sims, its chief executive officer, David R. Folsom, its president and chief operating officer, and Anthony E. Domalski, its chief financial officer, contain provisions providing for substantial payments to these officers in the event of a change of control of the Company. Specifically, if the Company terminates these executive’s employment without cause or the executive resigns with good reason, which includes a failure to nominate Andrew M. Sims to the Company’s board of directors or his involuntary removal from the Company’s board of directors, unless for cause or by vote of the stockholders, or if there is a change of control, each of these executives is entitled to the following:

•	any accrued but unpaid salary and bonuses;

•	vesting of any previously issued stock options and restricted stock;

•	payment of the executive’s life, health and disability insurance coverage for a period of five years following termination;

•	any unreimbursed expenses; and

•	a severance payment equal to three times for Andrew M. Sims’, David R. Folsom’s and Anthony E. Domalski’s respective combined salary and actual bonus compensation for the preceding fiscal year.

In addition, these executives will receive additional payments to compensate them for the additional taxes, if any, imposed on them under Section 4999 of the Code by reason of receipt of excess parachute payments. We will not be able to deduct any of the above amounts paid to the executives for tax purposes.

These provisions may make a change of control of the Company, even if it is in the best interests of the Company’s stockholders, more costly and difficult and may reduce the amounts the Company’s stockholders would receive in a change of control transaction.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of the Company’s common stock.

In order to maintain the Company’s REIT qualification, it cannot be closely held (i.e., more than 50.0% in value of our outstanding stock cannot be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year (other than the first year for which a REIT election is made)). To preserve the Company’s REIT qualification, the Company’s charter contains a 9.9% aggregate share ownership limit and a 9.9% common share ownership limit. Generally, any shares of the Company’s stock owned by affiliated persons will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

If anyone transfers shares in a way that would violate the aggregate share ownership limit or the common share ownership limit, or prevent the Company from continuing to qualify as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit. If this transfer to a trust fails to prevent such a violation or fails to preserve the Company’s continued qualification as a REIT, then the Company will consider the initial intended transfer to be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the aggregate share ownership limit, the common share ownership limit or the other restrictions on transfer in the Company’s charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of the Company’s stock falls between the date of purchase and the date of redemption or sale.

The board of directors’ revocation of the Company’s REIT status without stockholder approval may decrease the Company’s stockholders’ total return.

The Company’s charter provides that the Company’s board of directors may revoke or otherwise terminate the Company’s REIT election, without the approval of the Company’s stockholders, if the Company’s board of directors determines that it is no longer in the Company’s best interest to continue to qualify as a REIT. If the Company ceases to be a REIT, it would become subject to federal income tax on its taxable income and would no longer be required to distribute most of its taxable income to the Company’s stockholders, which may have adverse consequences on our total return to the Company’s stockholders.

The ability of the Company’s board of directors to change the Company’s major corporate policies may not be in your best interest.

The Company’s board of directors determines the Company’s major corporate policies, including its acquisition, financing, growth, operations and distribution policies. The Company’s board of directors may amend or revise these and other policies from time to time without the vote or consent of the Company’s stockholders.

We do not have the ability to control the sale of any hotel properties acquired through our joint venture program with Carlyle.

We own, through our joint venture program with Carlyle, a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort. Carlyle controls all major decisions relating to this investment, including, but not limited to, the sale of the property. We will not be able to control the timing and terms and conditions of sale of our interest in the Crowne Plaza Hollywood Beach Resort.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a joint venture partners’ financial condition and disputes between our joint venture partners and us.

In August 2007, we purchased a 25.0% indirect, noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. Carlyle owns a 75.0% controlling interest in the joint venture and is in a position to exercise sole decision-making authority regarding the property including, but not limited to, the method and timing of disposition of the property.

We may co-invest in the future with Carlyle or other third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Partners or joint venture partners may have economic or other business interests or goals, which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale or refinance of existing indebtedness, because neither we, nor the partner or joint venture partner, would have full control over the partnership or joint venture. Disputes between us and partners or joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or joint venture partners. For example, we may be required to guarantee indebtedness incurred by a partnership, joint venture or other entity for the purchase or renovation of a hotel property. Such a guarantee may be on a joint and several basis with our partner or joint venture partner in which case we may be liable in the event such party defaults on its guaranty obligation.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our chairman and chief executive officer, Andrew M. Sims; our president and chief operating officer, David R. Folsom; and our chief financial officer, Anthony E. Domalski, to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

Federal Income Tax Risks Related to the Company’s Status as a REIT

The federal income tax laws governing REITs are complex.

The Company intends to operate in a manner that will maintain its qualification as a REIT under the federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the federal income tax laws governing qualification as a REIT are limited. The Company has not requested or obtained a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. Accordingly, we cannot be certain that the Company will be successful in operating in a manner that will permit it to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of the Company’s qualification as a REIT. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The Company and its stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. We are not aware, however, of any pending tax legislation that would adversely affect the Company’s ability to qualify as a REIT.

Failure to make distributions could subject the Company to tax.

In order to maintain its qualification as a REIT, each year the Company must pay out to its stockholders in distributions, as “qualifying distributions,” at least 90.0% of its REIT taxable income, computed without regard to the deductions for dividends paid and excluding net capital gains and reduced by certain non-cash items. To the extent that the Company satisfies this distribution requirement, but distributes less than 100.0% of its taxable income (including its net capital gain), it will be subject to federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4.0% nondeductible excise tax if the actual amount that it pays out to its stockholders as a “qualifying distribution” for a calendar year is less than the sum of: (A) 85% of our ordinary income for such calendar year, plus (B) 95% of our capital gain net income for such calendar year. The Company’s only recurring source of funds to make these distributions comes from rent received from its TRS Lessees whose only recurring source of funds with which to make these payments and distributions is the net cash flow (after payment of operating and other costs and expenses and management fees) from hotel operations, and any dividend and other distributions that we may receive from MHI Holding. Accordingly, the Company may be required to borrow money or sell assets to make distributions sufficient to enable it to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4.0% nondeductible excise tax in a particular year.

Failure to qualify as a REIT would subject the Company to federal income tax.

If the Company fails to qualify as a REIT in any taxable year, it will be required to pay federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The resulting tax liability might cause the Company to borrow funds, liquidate some of its investments or take other steps that could negatively affect its operating results in order to pay any such tax. Unless it is entitled to relief under certain statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year in which it lost its qualification. If the Company lost its REIT status, its net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, the Company would no longer be required to make distributions to its stockholders, and it would not be able to deduct any stockholder distributions in computing its taxable income. This would substantially reduce the Company’s earnings, cash available to pay distributions, and the value of common stock.

Failure to qualify as a REIT may cause the Company to reduce or eliminate distributions to its stockholders, and the Company may face increased difficulty in raising capital or obtaining financing.

If the Company fails to remain qualified as a REIT, it may have to reduce or eliminate any distributions to its stockholders in order to satisfy its income tax liabilities. Any distributions that the Company does make to its stockholders would be treated as taxable dividends to the extent of its current and accumulated earnings and profits. This may result in negative investor and market perception regarding the market value of the Company’s common stock, and the value of its common stock may be reduced. In addition, the Company and the Operating Partnership may face increased difficulty in raising capital or obtaining financing if the Company fails to qualify or remain qualified as a REIT because of the resulting tax liability and potential reduction of its market valuation.

MHI Holding increases our overall tax liability.

Our TRS Lessees are single-member limited liability companies that are wholly-owned by MHI Holding, a taxable REIT subsidiary that is wholly-owned by the Operating Partnership. Our TRS Lessees are disregarded as an entity separate from MHI Holding for U.S. federal income tax purposes, such that the assets, liabilities, income, gains, losses, credits and deductions of our TRS Lessees are treated as the assets, liabilities, income, gains, losses, credits and deductions of MHI Holding for U.S. federal income tax purposes. MHI Holding is subject to federal and state income tax on its taxable income, which will consist of the revenues from the hotels leased by the Company’s TRS Lessees, net of the operating expenses for such hotels and rent payments. Accordingly, although the Company’s ownership of MHI Holding and the TRS Lessees will allow it to participate in the operating income from its hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of MHI Holding, if any, will be available for distribution to the Company.

The Company will incur a 100.0% excise tax on its transactions with MHI Holding and the TRS Lessees that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by the TRS Lessees exceeds an arm’s-length rental amount, such amount potentially will be subject to this excise tax. The Company intends that all transactions among itself, MHI Holding and the TRS Lessees will be conducted on an arm’s-length basis and, therefore, that the rent paid by the TRS Lessees will not be subject to this excise tax.

Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if the Company remains qualified for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and assets. For example:

•	it will be required to pay tax on undistributed REIT taxable income (including net capital gain);

•	it may be required to pay “alternative minimum tax” on its items of tax preference;

•	if it has net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, it must pay tax on that income at the highest corporate rate;

•

if it (or the Operating Partnership or any subsidiary of the Operating Partnership other than MHI Holding) sells a property in a “prohibited transaction,” its gain or its share of such gain, from the sale would be subject to a 100.0% penalty tax. A “prohibited transaction” would be a sale of property, other than a foreclosure property, held primarily for sale to customers in the ordinary course of business;

•	MHI Holding is a fully taxable corporation and is required to pay federal and state taxes on its taxable income; and

•	it may experience increases in its state and/or local income tax burdens as states and localities continue to look to modify their tax laws in order to raise revenues, including by (among other things) changing from a net taxable income-based regime to a gross receipts-based regime, suspending and/or limiting the use of net operating losses, increasing tax rates and fees, imposing surcharges and subjecting partnerships to an entity-level tax, and limiting or disallowing certain U.S. federal deductions such as the dividends-paid deduction.

Complying with REIT requirements may cause the Company to forgo attractive opportunities that could otherwise generate strong risk-adjusted returns and instead pursue less attractive opportunities, or none at all.

To qualify as a REIT for federal income tax purposes, the Company must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock.

In general, when applying these tests, the Company is treated as owning its proportionate share of the Operating Partnership’s assets (which share is determined in accordance with the Company’s capital interest in the Operating Partnership) and as being entitled to the Operating Partnership’s income attributable to such share. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of generating strong risk-adjusted returns on invested capital for its stockholders.

Complying with REIT requirements may force the Company to liquidate otherwise attractive investments, which could result in an overall loss on its investments.

To maintain qualification as a REIT, the Company must ensure that at the end of each calendar quarter at least 75.0% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of the Company’s assets (other than securities of one or more taxable REIT subsidiaries) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of the Company’s assets (other than government securities, qualified real estate assets and securities of one or more taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25.0% of the value of the Company’s total assets can be represented by securities of one or more taxable REIT subsidiaries.

When applying these asset tests, the Company is treated as owning its proportionate share of the Operating Partnership’s assets (which is determined in accordance with the Company’s capital interest in the Operating Partnership). If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct such failure within 30 days after the end of the calendar quarter to avoid losing its REIT status and suffering adverse tax consequences. If the Company fails to comply with these requirements at the end of any calendar quarter, and the failure exceeds a de minimis threshold, the Company may be able to preserve its REIT status if the failure was due to reasonable cause and not to willful neglect. In this case, we will be required to dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and it will be required to pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.

As a result, we may be required to liquidate otherwise attractive investments.

Taxation of dividend income could make the Company’s common stock less attractive to investors and reduce the market price of its common stock.

The federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect the Company or could adversely affect its stockholders. Under recently-enacted legislation, “qualified dividends,” which include dividends from domestic C corporations that are paid to non-corporate stockholders, are subject to a reduced maximum U.S. federal income tax rate of 20.0%. Because REITs generally do not pay corporate-level taxes as a result of the dividends-paid deduction to which they are entitled, dividends from REITs generally are not treated as qualified dividends and thus do not qualify for a reduced tax rate. Non-corporate investors could view an investment in non-REIT corporations as more attractive than an investment in REITs because the dividends they would receive from non-REIT corporations would be subject to lower tax rates.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, the Company could cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership will continue to qualify to be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including the Company, will be required to pay tax on its allocable share of the Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, the Company could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause the Company to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including the Company.

The Company’s failure to qualify as a REIT would have serious adverse consequences to its stockholders.

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 2004. The Company believes it has operated so as to qualify as a REIT under the Code and believes that its current organization and method of operation comply with the rules and regulations promulgated under the Code to enable the Company to continue to qualify as a REIT. However, it is possible that the Company has been organized or has operated in a manner that would not allow it to qualify as a REIT, or that its future operations could cause it to fail to qualify. Qualification as a REIT requires the Company to satisfy numerous requirements (some on an annual and others on a quarterly basis) established under highly technical and complex sections of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within its control. For example, in order to qualify as a REIT, the Company must satisfy a 75.0% gross income test pursuant to Code Section 856(c)(3) and a 95.0% gross income test pursuant to Code Section 856(c)(2) each taxable year. In addition, the Company must pay dividends, as “qualifying distributions,” to its stockholders aggregating annually at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding capital gains, and reduced by certain non-cash items) and must satisfy specified asset tests on a quarterly basis. While historically the Company has satisfied the distribution requirement discussed above by making cash distributions to its stockholders, the Company may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, its stock. The provisions of the Code and applicable Treasury regulations regarding qualification as a REIT are more complicated in the Company’s case because its holds its assets through the Operating Partnership.

If MHI Holding does not qualify as a taxable REIT subsidiary, or if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to its shareholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. The Company currently leases substantially all of its hotels to the TRS Lessees, which are disregarded entities for U.S. federal income tax purposes and are wholly-owned by MHI Holding, a taxable REIT subsidiary, and expects to continue to do so. So long as MHI Holding qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant” with respect to the Company’s properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” The Company believes that MHI Holding will continue to qualify to be treated as a taxable REIT subsidiary for federal income tax purposes, but there can be no assurance that the IRS will not challenge this status or that a court would not sustain such a challenge. If the IRS were successful in such challenge, it is possible that the Company would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to be qualifying income for purposes of the two gross income tests. If the Company failed to meet any of the asset or gross income tests, it would likely lose its REIT qualification for federal income tax purposes.

Additionally, if the Company’s hotel manager does not qualify as an “eligible independent contractor,” the Company would fail to qualify as a REIT. Each hotel manager that enters into a management contract with the TRS Lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid by the TRS Lessees to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager must not own, directly or through its shareholders, more than 35.0% of the Company’s outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35.0% thresholds are complex. Although the Company intends to monitor ownership of its shares by its hotel manager and their owners, there can be no assurance that these ownership levels will not be exceeded.

Foreign investors may be subject to U.S. tax on the disposition of the Company’s stock if the Company does not qualify as a “domestically controlled” REIT.

A foreign person disposing of a “U.S. real property interest,” which includes stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the gain recognized on the disposition. Additionally, the transferee will be required to withhold 10% on the amount realized on the disposition. This 10% is creditable against the U.S. federal income tax liability of the foreign transferor in connection with such transferor’s disposition of the Company’s stock. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled” (i.e., less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence). We cannot be sure that the Company will qualify as a “domestically controlled” REIT. If the Company does not so qualify, gain realized by foreign investors on a sale of the Company’s stock would be subject to U.S. income and withholding tax under FIRPTA, unless the Company’s stock were traded on an established securities market and a foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of the Company’s outstanding stock.

Investors may be subject to a 3.8% Medicare tax in connection with an investment in the Company’s common stock or the Notes.

The U.S. tax laws impose a 3.8% “Medicare tax” on the “net investment income” (i.e., interest, dividends, capital gains, annuities, and rents that are not derived in the ordinary course of a trade or business) of individuals with income exceeding $200,000 ($250,000 if married filing jointly or $125,000 if married filing separately), and of estates and trusts. Interest on the Notes and gains from the disposition of the Notes may be subject to the

Medicare tax. Prospective investors should consult with their independent advisors as to the applicability of the Medicare tax to an investment in the Notes in light of such investors’ particular circumstances.

Investors may be subject to U.S. withholding tax under the “Foreign Account Tax Compliance Act.”

On March 18, 2010, the Hiring Incentives to Restore Employment Act, or the HIRE Act, was enacted in the United States. The HIRE Act includes provisions known as the Foreign Account Tax Compliance Act, or FATCA, that generally impose a 30% U.S. withholding tax on “withholdable payments,” which consist of (i) U.S.-source dividends, interest, rents and other “fixed or determinable annual or periodical income” paid after June 30, 2014 and (ii) certain U.S.-source gross proceeds paid after December 31, 2016 to (a) “foreign financial institutions” unless (x) they enter into an agreement with the IRS to collect and disclose to the IRS information regarding their direct and indirect U.S. owners or (y) they comply with the terms of any FATCA intergovernmental agreement executed between the authorities in their jurisdiction and the U.S., and (b) “non-financial foreign entities” (i.e., foreign entities that are not foreign financial institutions) unless they certify certain information regarding their direct and indirect U.S. owners. Final regulations under FATCA were issued by the IRS on January 17, 2013, which were supplemented by additional regulations and guidance. FATCA does not replace the existing U.S. withholding tax regime. However, the FATCA regulations contain coordination provisions to avoid double withholding on U.S.-source income.

A foreign investor that receives dividends on the Company’s common stock or gross proceeds from a disposition of shares of the Company’s common stock may be subject to FATCA withholding tax with respect to such dividends or gross proceeds.

Foreign investors will be subject to U.S. withholding tax on the receipt of ordinary dividends on the Company’s stock.

The portion of dividends received by a foreign investor payable out of the Company’s current and accumulated earnings and profits which are not attributable to capital gains and which are not effectively connected with a U.S. trade or business of the foreign investor will generally be treated as ordinary income and will be subject to U.S. withholding tax at the rate of 30%. This 30% withholding tax may be reduced by an applicable income tax treaty. The FATCA and nonresident withholding regulations are complex. The IRS recently issued additional temporary and final FATCA regulations that are complex and considerable in length. Even if the 30% withholding is reduced or eliminated by treaty for payments made to a foreign investor, FATCA withholding of 30% could apply depending upon the foreign investor’s FATCA status. Foreign investors should consult with their independent advisors as to the U.S. withholding tax consequences to such investors with respect to their investment in the Company’s stock in light of their particular circumstances, as well as determining the appropriate documentation required to reduce or eliminate U.S. withholding tax.

Foreign investors will be subject to U.S. income tax on the receipt of capital gain dividends on the Company’s stock.

Under FIRPTA, distributions that we make to a foreign investor that are attributable to gains from our dispositions of U.S. real property interests (“capital gain dividends”) will be treated as income that is effectively connected with a U.S. trade or business in the hands of the foreign investor. A foreign investor will be subject to U.S. federal income tax (at the rates applicable to U.S. investors) on any capital gain dividends, and will also be required to file U.S. federal income tax returns to report such capital gain dividends. Furthermore, capital gain dividends are subject to an additional 30% “branch profits tax” (which may be reduced by an applicable income tax treaty) in the hands of a foreign corporate investor.

Legislative or regulatory action could adversely affect you.

Because our operations are governed to a significant extent by the federal tax laws, new legislative or regulatory action could adversely affect our investors. You are strongly encouraged to consult with your own tax advisor with respect to the status of any legislative, regulatory or administrative developments, announcements and proposals and their potential impact on your investment in the Company’s stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of February 28, 2015, our portfolio consisted of the following properties (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics, for definitions of Occupancy, ADR, and RevPAR):

Wholly-Owned Properties	Number of Rooms	Occupancy 2014	ADR 2014	RevPAR 2014	Occupancy 2013	ADR 2013	RevPAR 2013	Occupancy 2012	ADR 2012	RevPAR 2012
Crowne Plaza Hampton Marina, Hampton, Virginia	173	50.8%	$93.17	$48.27	50.1%	$95.27	$47.72	56.1%	$90.50	$50.82
Crowne Plaza Houston Downtown, Houston, Texas(1)	259	76.1%	138.93	105.66	74.6%	133.51	99.64	68.7%	124.16	85.34
Crowne Plaza Jacksonville Riverfront, Jacksonville, Florida	292	65.8%	99.20	65.24	58.5%	97.51	57.05	61.9%	95.72	59.25
Crowne Plaza Tampa Westshore, Tampa, Florida	222	72.5%	104.90	76.09	67.1%	99.12	66.46	70.8%	100.77	71.33
DoubleTree by Hilton Philadelphia Airport, Philadelphia, Pennsylvania	331	75.9%	133.78	101.58	78.2%	134.40	105.13	77.0%	134.21	103.38
DoubleTree by Hilton Brownstone – University, Raleigh, North Carolina	190	73.4%	122.60	90.04	69.9%	111.56	78.03	67.9%	104.12	70.73
Georgian Terrace, Atlanta, Georgia(2)	326	76.2%	137.65	104.88	71.2%	135.33	96.39	69.4%	134.25	93.17
Hilton Savannah DeSoto, Savannah, Georgia	246	75.7%	146.75	111.14	73.7%	137.77	101.61	74.2%	132.59	98.32
Hilton Wilmington Riverside, Wilmington, North Carolina	272	69.7%	139.09	96.90	73.3%	140.44	102.91	74.0%	129.48	95.82
Holiday Inn Laurel West, Laurel, Maryland	207	60.8%	89.08	54.19	61.5%	87.68	53.90	66.9%	88.66	59.34
Sheraton Louisville Riverside, Jeffersonville, Indiana	180	66.8%	150.20	100.31	67.9%	133.19	90.42	63.2%	123.73	78.15

Subtotal	2,698

Joint Venture Property
Crowne Plaza Hollywood Beach Resort, Hollywood, Florida	311	83.6%	$162.15	$135.55	82.2%	$157.87	$129.79	79.2%	$147.37	$116.66

Total	3,009

(1)	The operating statistics for the Crowne Plaza Houston Downtown rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.
(2)	The operating statistics for the Georgian Terrace rely on information from both the period prior to, and the period subsequent to, the Company’s acquisition of the hotel.

Item 3. Legal Proceedings

We are not involved in any material litigation, nor to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance, and none of which is expected to have a material impact on our financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sotherly Hotels Inc.

Market Information

Prior to March 11, 2008, the Company’s common stock traded on the American Stock Exchange, or AMEX, under the symbol “MDH”. On March 11, 2008, we terminated our listing on the AMEX and listed the Company’s common stock on the NASDAQ® Global Market also under the symbol “MDH”. Upon completion of its name change, the Company changed its symbol to “SOHO”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on NASDAQ:

	Price Range
	High	Low
Year Ended December 31, 2014
First Quarter	$6.39	$5.55
Second Quarter	$8.03	$6.47
Third Quarter	$8.20	$7.46
Fourth Quarter	$7.87	$7.07
Year Ended December 31, 2013
First Quarter	$4.35	$3.19
Second Quarter	$4.81	$3.29
Third Quarter	$4.80	$4.11
Fourth Quarter	$5.95	$4.46

The closing price of the Company’s common stock on the NASDAQ Global Market on February 28, 2015 was $7.60 per share.

Stockholder Information

As of February 28, 2015, there were 79 holders of record of the Company’s common stock and as of February 28, 2015, there were 2,760 beneficial owners of the Company’s common stock.

In order to comply with certain requirements related to the Company’s qualification as a REIT, the Company’s charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Recent Sales of Unregistered Securities

On April 1, 2014, Kim E. Sims, a director of the Company, through the KES Family Limited Partnership, LLP, a holder of units in the Operating Partnership, redeemed 50,000 units in the Operating Partnership for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On April 1, 2014, a holder of units in the Operating Partnership, redeemed 60,000 units in the Operating Partnership for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On October 1, 2014, a holder of units in the Operating Partnership redeemed 200,000 units for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On November 1, 2014, a holder of units in the Operating Partnership redeemed 3,300 units held by a trust for common shares, controlled by two members of the Board of Directors, and then sold the common shares for a total of $25,621, pursuant to the terms of the partnership agreement. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On April 1, 2015, Kim E. Sims, a director of the Company, through the KES Family Limited Partnership, LLP, a holder of units in the Operating Partnership, redeemed 100,000 units in the Operating Partnership for an equivalent number of shares of the Company’s common stock. The shares of common stock were issued to the unitholder pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

During August and September 2014, the Company offered the sale of its stock in an “At-The-Market” offering. We sold a total of 17,255 shares generating net proceeds of $124,911, which were used to pay a portion of the costs of the offering.

Sotherly Hotels LP

Market Information

There is no established trading market for partnership units of the Operating Partnership. The Operating Partnership does not currently propose to offer partnership units to the public, and does not currently expect that a public market for those units will develop.

Partnership Unitholder Information

As of February 28, 2015, there were 12 holders of the Operating Partnership’s partnership units, including Sotherly Hotels Inc.

Recent Sales of Unregistered Securities

From time to time, the Operating Partnership issues limited partnership units to the Company, as required by the Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to mirror the capital structure of the Company to reflect additional issuances by the Company and to preserve equitable ownership ratios.

There were no sales of unregistered securities in the Operating Partnership during 2014.

Use of Proceeds from Registered Securities

On November 12, 2014, the Operating Partnership’s Registration Statement on Form S-3 (SEC File Nos. 333-199256 and 333-199256-01) was declared effective by the Securities and Exchange Commission, pursuant to which the Operating Partnership sold 7.00% senior unsecured notes due 2019 in the aggregate amount of $25.3 million at a price of $25 per note.

On November 24, 2014, the Operating Partnership used approximately $19.9 million of the net proceeds from the Note offering towards the early extinguishment of the $19.0 million secured loan (the “Bridge Loan”) with Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC, the proceeds of which had been used to acquire the Georgian Terrace.

Sotherly Hotels Inc. and Sotherly Hotels LP

Dividend and Distribution Information

The Company elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, we are required to make annual distributions to the Company’s stockholders of at least 90.0% of our REIT taxable income, excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. Our ability to pay distributions to the Company’s stockholders will depend, in part, upon our receipt of distributions from our Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent not inconsistent with maintaining our REIT status, our TRS Lessees may retain any after-tax earnings.

The following table sets forth the Company’s common stock dividend payments to the Company’s stockholders for fiscal year 2013 to present. The same table sets forth the Operating Partnership’s distributions per common partnership unit for fiscal year 2013 to present:

Dividend (Distribution) Payments
Date Declared	For the Quarter Ended	Date Paid	Amount per Share and Unit
January 2013	March 31, 2013	April 11, 2013	$0.035
April 2013	June 30, 2013	July 11, 2013	$0.035
July 2013	September 30, 2013	October 11, 2013	$0.040
October 2013	December 31, 2013	January 10, 2014	$0.045
January 2014	March 31, 2014	April 11, 2014	$0.045
April 2014	June 30, 2014	July 11, 2014	$0.050
July 2014	September 30, 2014	October 15, 2014	$0.065
October 2014	December 31, 2014	January 9, 2015	$0.065
January 2015	March 31, 2015	April 10, 2015	$0.070

In December 2008, in the interest of capital preservation and based on the expectation that the U.S. economy, and in particular the lodging industry, would continue to face declining operating trends through 2010, the Company amended its dividend policy and reduced the level of its cash dividend payments. Reducing and suspending the Company’s dividend during 2009 and 2010 did not jeopardize the Company’s REIT status as our 2009 distributions exceeded the minimum annual distribution requirement and operating losses in 2010 eliminated any distribution requirement for 2010. In July 2011, in part due to improving operating trends, we reevaluated our quarterly dividend policy and reinstated our quarterly common stock dividend (distribution), as outlined in the above table.

The amount of future common stock distributions will be based upon quarterly operating results, general economic conditions, requirements for capital improvements, the availability of debt and equity capital, the Code’s annual distribution requirements, and other factors, which the Company’s board of directors deems relevant. The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our distribution policy will not change in the future.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data for Sotherly Hotels Inc. and Sotherly Hotels LP for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The financial results for the Crowne Plaza Hollywood Beach Resort, in which we have a 25.0% indirect interest, are not consolidated as we account for our investment under the equity method of accounting. The following selected historical financial data was derived from audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and in prior filings. The Company’s financial statements for the year ended December 31, 2014, have been audited by Grant Thornton LLP and for the years ended December 31, 2013 and 2012 have been audited by PBMares, LLP (formerly Witt Mares, PLC, which audited the Company’s financial statements for the years ended December 31, 2011 and 2010, our independent registered public accounting firms for such periods. The audited historical financial statements include reclassifications and all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial condition and the results of operations as of those dates and for those periods under accounting principles generally accepted in the United States of America.

Certain revisions have been made to the prior period balances to correct immaterial errors. These immaterial corrections include adjustments to unreimbursed diesel spill clean-up costs, accrual of prior period bonuses and franchise fees, and classification of impairment charges, among others. Please refer to the Consolidated Financial Statements and Note 2 to the Consolidated Financial Statements for additional detail. In addition, as a result, these reclassifications as well as a recently discovered impairment of one of our hotel properties have resulted in changes to information previously disclosed in the Company’s earnings release for the fiscal year 2014.

The information presented below is only a summary and does not provide all of the information contained in our consolidated financial statements, including notes thereto, and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SELECTED HISTORICAL FINANCIAL DATA

	Year Ended December 31, 2014	Year Ended December 31, 2013 (Restated)	Year Ended December 31, 2012 (Restated)	Year Ended December 31, 2011	Year Ended December 31, 2010
Statement of Operations
Total Revenues	$122,939,919	$89,374,527	$87,343,220	$81,172,504	$77,382,344
Total Operating Expenses excluding Depreciation, Amortization and Impairment of Investments in Hotel Properties, net	(95,290,304)	(69,888,820)	(68,519,401)	(65,807,786)	(62,451,362)
Depreciation, Amortization and Impairment of Investments in Hotel Properties, net	(15,144,284)	(9,078,228)	(8,661,769)	(8,702,880)	(8,506,802)
Net Operating Income	12,505,331	10,407,479	10,162,050	6,661,838	6,424,180
Interest Income	19,865	17,914	16,158	14,808	22,305
Interest Expense	(14,636,870)	(9,606,479)	(10,399,962)	(10,821,815)	(10,030,517)
Other Income (Expense) – Net	(354,558)	(3,796,410)	(3,941,594)	(1,424,620)	546,115
Income Tax Benefit (Provision)	1,727,723	(1,496,096)	(1,246,397)	(905,455)	(214,344)
Net Loss	(738,509)	(4,473,592)	(5,409,745)	(6,475,243)	(3,252,261)
Net Loss Attributable to Noncontrolling Interest	153,838	989,623	1,241,868	1,630,797	869,317
Net Loss Attributable to the Company	$(584,671)	$(3,483,969)	$(4,167,877)	$(4,844,446)	$(2,382,944)

Statement of Cash Flows
Cash from Operations – net	$14,851,255	$9,594,751	$9,011,957	$7,550,142	$4,728,270
Cash used in Investing – net	(71,096,578)	(29,527,589)	(3,156,121)	(6,130,273)	(3,469,608)
Cash from (used in) Financing – net	63,503,194	22,133,750	(3,090,079)	(2,798)	(1,756,261)
Net Increase (Decrease) in Cash and Cash Equivalents	$7,257,871	$2,200,912	$2,765,757	$1,417,071	$(497,599)

Balance Sheet
Investments in Hotel Properties – net	$260,192,153	$202,645,633	$176,427,904	$181,469,432	$183,898,660
Total Assets(1)	299,820,043	228,169,081	204,223,0274	209,299,446	209,583,431
Line of Credit	—	—	—	25,537,290	75,197,858
Mortgage Loans	205,291,657	160,363,549	135,674,432	94,157,825	72,192,253
Unsecured Notes	52,900,000	27,600,000	—	—	—
Redeemable Preferred Stock	—	—	14,227,650	25,353,698	—
Total Liabilities	272,310,186	197,314,286	167,179,121	165,416,203	158,775,128
Noncontrolling Interest(1)	4,132,662	5,669,386	7,322,314	8,947,405	11,867,096
Total Sotherly Hotels Inc. Stockholders’ Equity(1)	23,377,195	25,185,409	29,731,639	34,935,838	38,941,207

Operating Data
Average Number of Available Rooms	2,622	2,148	2,113	2,111	2,110
Total Number of Available Room Nights	957,060	783,936	773,358	770,334	770,150
Occupancy Percentage(2)	70.3%	67.4%	68.9%	66.2%	66.0%
Average Daily Rate (ADR)(2)	$125.77	$118.91	$114.22	$110.24	$104.42
RevPAR(2)	$88.42	$80.16	$78.65	$72.94	$68.93

Additional Financial Data
FFO(3)	$14,765,677	$5,150,303	$3,842,699	$2,923,539	$5,971,900
Adjusted FFO(3)	14,142,080	10,766,147	9,218,032	5,577,805	5,315,321
Hotel EBITDA(4)	32,254,108	23,220,515	22,296,938	18,708,019	17,639,548
Loss Per Basic Share	$(0.06)	$(0.34)	$(0.42)	$(0.50)	$(0.25)

(1)	As of the period end.

(2)	Occupancy Percent is calculated by dividing the total daily number of rooms sold by the total daily number of rooms available. ADR, is calculated by dividing the total daily room revenue by the total daily number of rooms sold. RevPAR is calculated by dividing the total daily room revenue by the total daily number of rooms available.
(3)	Industry analysts and investors use Funds from Operations (“FFO”) as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with generally accepted accounting principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures.

Adjusted FFO accounts for certain additional items that are not in NAREIT’s definition of FFO, including any unrealized gain (loss) on hedging instruments or warrant derivative, loan impairment charges, investment in hotel property impairment, losses on early extinguishment of debt, change in the deferred income taxes, aborted offering costs, costs associated with the departure of executive officers and acquisition transaction costs.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

	Year Ended December 31, 2014	Year Ended December 31, 2013 (Restated)	Year Ended December 31, 2012 (Restated)	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Loss	$(738,509)	$(4,473,592)	$(5,409,745)	$(6,475,243)	$(3,252,261)
Depreciation and Amortization	11,969,284	8,467,228	8,661,769	8,702,880	8,506,802
Equity in Depreciation on Joint Venture	529,053	545,667	590,675	567,803	546,055
Impairment of Investment in Hotel Properties, Net	3,175,000	611,000	—	—	—
Gain on Involuntary Conversion of Asset	(169,151)	—	—	—	—
(Gain)/ Loss on Asset Disposal	—	—	—	128,099	171,304

Funds From Operations	$14,765,677	$5,150,303	$3,842,699	$2,923,539	$5,971,900
Realized and Unrealized (Gain)/Loss on Hedging Activities(A)	—	(89,998)	13,752	77,152	(830,614)
Realized and Unrealized Loss on Warrant Derivative	—	2,205,248	2,026,677	1,309,075	—
(Increase)/Decrease in Deferred Income Taxes	(1,961,663)	1,370,189	1,241,848	685,189	174,035
Impairment of Note Receivable	—	—	110,871	—	—
Aborted Offering Costs	—	—	—	582,850	—
Franchise Termination Fee	351,800	—	—	—	—
Acquisition Costs	155,187	89,743	—	—	—
Loss on Early Extinguishment of Debt(A)(B)	831,079	2,040,662	1,982,184	—	—

Adjusted FFO	$14,142,080	$10,766,147	$9,218,032	$5,577,805	$5,315,321

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.
(B)	Except for the portion representing equity in loss on early extinguishment of debt of joint ventures, amounts are reflected in interest expense for the periods presented above.

(4)	Hotel EBITDA represents the portion of net operating income before depreciation and amortization and corporate general and administrative expenses that related to our wholly-owned properties.

The following is a reconciliation of net income/(loss) to Hotel EBITDA for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

	Year Ended December 31, 2014	Year Ended December 31, 2013 (Restated)	Year Ended December 31, 2012 (Restated)	Year Ended December 31, 2011	Year Ended December 31, 2010
Net Loss	$(738,509)	$(4,473,592)	$(5,409,745)	$(6,475,243)	$(3,252,261)
Interest Expense	14,636,870	9,606,479	10,399,962	10,821,815	10,030,517
Interest Income	(19,865)	(17,914)	(16,158)	(14,808)	(22,305)
Income Tax Provision (Benefit)	(1,727,723)	1,496,096	1,246,397	905,455	214,344
Depreciation and Amortization	11,969,284	8,467,228	8,661,769	8,702,880	8,506,802
Equity in (Earnings)/Loss of Joint Venture	(307,370)	(449,500)	(178,138)	60,094	(16,931)
(Gain)/ Loss on Asset Disposal	—	—	—	128,099	171,304
Realized and Unrealized (Gain)/Loss on Hedging Activities	—	—	—	(72,649)	(700,488)
Realized and Unrealized Loss on Warrant Derivative	—	2,205,248	2,026,677	1,309,075	—
Loss on Debt Extinguishment	831,079	2,040,662	1,982,184	—	—
Impairment of Investment in Hotel Properties, Net	3,175,000	611,000	—	—	—
Impairment of Note Receivable	—	—	110,871	—	—
Corporate General and Administrative Expenses	5,085,949	4,360,582	4,078,826	4,025,794	3,389,764
Net Lease Rental Income	(350,000)	(350,000)	(350,000)	(447,000)	(443,000)
Other Fee Income	(300,607)	(275,774)	(255,707)	(235,493)	(238,198)

Hotel EBITDA	$32,254,108	$23,220,515	$22,296,938	$18,708,019	$17,639,548

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-managed and self-administered lodging REIT incorporated in Maryland in August 2004 to pursue opportunities in the full-service, primarily upscale and upper-upscale segments of the hotel industry located in primary and secondary markets in the mid-Atlantic and southern United States. We commenced operations in December 2004 when the Company completed its initial public offering and thereafter consummated the acquisition of six initial hotel properties. Since the Company’s initial public offering, we have engaged in the following acquisitions and dispositions:

•	On July 22, 2005, we acquired the Crowne Plaza Jacksonville Riverfront (formerly, the Hilton Jacksonville Riverfront).

•	On August 10, 2006, we sold the Holiday Inn Downtown Williamsburg.

•	On September 20, 2006, we acquired the Louisville Ramada Riverfront Inn, which went through an extensive renovation and re-opened in May 2008 as the Sheraton Riverside Louisville.

•	On August 8, 2007, through our joint venture with Carlyle, we acquired a 25.0% indirect noncontrolling interest in the Crowne Plaza Hollywood Beach Resort, a newly renovated 311-room hotel in Hollywood, Florida.

•	On October 29, 2007, we acquired a hotel in Tampa, Florida, formerly known as the Tampa Clarion Hotel, which went through an extensive renovation and re-opened in March 2009 as the Crowne Plaza Tampa Westshore.

•	On April 24, 2008, we acquired the Hampton Marina Hotel in Hampton, Virginia, which has been renovated and was converted to the Crowne Plaza Hampton Marina in October 2008.

•	On November 13, 2013, we acquired the Crowne Plaza Houston Downtown in Houston, Texas.

•	On March 27, 2014, we acquired the Georgian Terrace in Atlanta, Georgia.

Our hotel portfolio currently consists of twelve full-service, primarily upscale and upper-upscale hotels with 3,009 rooms, ten of which operate under well-known brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn, and one independent hotel. Eleven of these hotels, totaling 2,698 rooms, are 100% owned by subsidiaries of the Operating Partnership. We also own a 25.0% indirect non-controlling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with Carlyle. As of December 31, 2014, we owned the following hotel properties:

Property	Number of Rooms	Location	Date of Acquisition	Chain Designation
Wholly-owned
Crowne Plaza Hampton Marina	173	Hampton, VA	April 24, 2008	Upscale
Crowne Plaza Houston Downtown	259	Houston, TX	November 13, 2013	Upscale
Crowne Plaza Jacksonville Riverfront	292	Jacksonville, FL	July 22, 2005	Upscale
Crowne Plaza Tampa Westshore	222	Tampa, FL	October 29, 2007	Upscale
DoubleTree by Hilton Brownstone-University	190	Raleigh, NC	December 21, 2004	Upscale
DoubleTree by Hilton Philadelphia Airport	331	Philadelphia, PA	December 21, 2004	Upscale
Georgian Terrace	326	Atlanta, GA	March 27, 2014	Independent(1)
Hilton Savannah DeSoto	246	Savannah, GA	December 21, 2004	Upper Upscale
Hilton Wilmington Riverside	272	Wilmington, NC	December 21, 2004	Upper Upscale
Holiday Inn Laurel West	207	Laurel, MD	December 21, 2004	Upper Mid-Scale
Sheraton Louisville Riverside	180	Jeffersonville, IN	September 20, 2006	Upper Upscale

	2,698
Joint Venture Property
Crowne Plaza Hollywood Beach Resort	311	Hollywood, FL	August 9, 2007	Upscale

Total	3,009

(1)	We believe that the Georgian Terrace would carry a chain scale designation of upper upscale if it were a branded hotel.

We conduct substantially all our business through the Operating Partnership, Sotherly Hotels LP. The Company is the sole general partner of the Operating Partnership and owns an approximate 80.6% interest in the Operating Partnership, with the remaining interest being held by limited partners who were contributors of our initial hotel properties and related assets.

To qualify as a REIT, neither the Company nor the Operating Partnership can operate our hotels. Therefore, our wholly-owned hotel properties are leased to our TRS Lessees that are wholly-owned subsidiaries of the Operating Partnership, which then engage a hotel management company to operate the hotels under a management agreement. Our TRS Lessees have engaged Chesapeake Hospitality to manage our hotels. Our TRS Lessees, and their parent, MHI Hospitality TRS Holding, Inc., are consolidated into each of our financial statements for accounting purposes. The earnings of MHI Hospitality TRS Holding, Inc. are subject to taxation similar to other C corporations.

Key Operating Metrics

In the hotel industry, room revenue is considered the most important category of revenue and drives other revenue categories such as food, beverage, catering, parking and telephone. There are three key performance indicators used in the hotel industry to measure room revenues:

•	Occupancy, or the number of rooms sold, usually expressed as a percentage of total rooms available;

•	Average daily rate, or ADR, which is total room revenue divided by the number of rooms sold; and

•	Revenue per available room or RevPAR, which is total room revenue divided by the total number of available rooms.

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (such as housekeeping services, laundry, utilities, room supplies, franchise fees, management fees, credit card commissions and reservations expense), but could also result in increased non-room revenue from the hotel’s restaurant, banquet or parking facilities. Changes in RevPAR that are primarily driven by changes in ADR typically have a greater impact on operating margins and profitability as they do not generate all the additional variable operating costs associated with higher occupancy.

We also use FFO, Adjusted FFO and Hotel EBITDA as measures of our operating performance. See “Non-GAAP Financial Measures”.

Results of Operations

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

The following table illustrates the key operating metrics for the years ended December 31, 2014 and 2013 for our wholly-owned properties during each respective reporting period (“actual” properties) as well as the key operating metrics for the nine wholly-owned properties that were under our control during all of 2013 (“same-store” properties). Accordingly, the same-store data does not reflect the performance of the Crowne Plaza Houston Downtown, which was acquired in November 2013, or the Georgian Terrace, which was acquired in March 2014. Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we have a 25.0% indirect interest.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Actual	Same-Store	Actual	Same-Store
Occupancy %	70.3%	68.9%	67.4%	67.6%
ADR	$125.77	$122.29	$118.91	$118.82
RevPAR	$88.42	$84.23	$80.16	$80.32

Revenue. Total revenue for the year ended December 31, 2014 was approximately $122.9 million, an increase of approximately $33.6 million, or 37.6%, from total revenue for the year ended December 31, 2013 of approximately $89.4 million. Approximately $31.0 million of the increase is attributable to our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace. Within the remainder of the portfolio, revenue increases were strongest at our Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone – University, the Crowne Plaza Jacksonville Riverfront, the Crowne Plaza Tampa Westshore and the Sheraton Louisville Riverside properties. These increases offset revenue decreases at our properties in Wilmington, North Carolina and Philadelphia, Pennsylvania.

Room revenues at our properties for the year ended December 31, 2014 increased approximately $21.8 million, or 34.7%, to approximately $84.6 million compared to room revenues for the year ended December 31, 2013 of approximately $62.8 million. Approximately $19.7 million of the increase is attributable to our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace. Within the remainder of the portfolio, room revenue increases were strongest at our Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone – University, the Crowne Plaza Jacksonville Riverfront, the Crowne Plaza Tampa Westshore and the Sheraton Louisville Riverside properties. These increases offset revenue decreases at our properties in Wilmington, North Carolina and Philadelphia, Pennsylvania. We continue to expect occupancy and ADR to increase as demand continues to strengthen as the overall economy continues to improve.

Food and beverage revenues at our properties for the year ended December 31, 2014 increased approximately $9.3 million, or 42.6%, to approximately $31.4 million compared to food and beverage revenue of approximately $22.1 million for the year ended December 31, 2013. A significant increase in food and beverage revenue at the Hilton Savannah DeSoto, the Crowne Plaza Jacksonville Riverfront, the Crowne Plaza Tampa Westshore, the Holiday Inn Laurel West and the Crowne Plaza Hampton Marina, as well as food and beverage revenue increase of approximately $8.6 million associated with our acquisition of the Crowne Plaza Houston Downtown and the Georgian Terrace, offset decreases at several other properties in our portfolio.

Other operating revenues for the year ended December 31, 2014 increased approximately $2.4 million, or 53.4%, to approximately $6.9 million compared to other operating revenues for the year ended December 31, 2013 of approximately $4.5 million. Most of the revenue increase of approximately $2.2 million was associated with our acquisition of the Crowne Plaza Houston Downtown and the Georgian Terrace.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $24.7 million, or 37.7%, for the year ended December 31, 2014 to approximately $90.2 million compared to hotel operating expenses for the year ended December 31, 2013 of approximately $65.5 million. The entire increase is attributable to our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace.

Rooms expense at our properties for the year ended December 31, 2014 increased approximately $5.7 million, or 33.1%, to approximately $22.9 million compared to rooms expense of approximately $17.2 million for the year ended December 31, 2013. The increase in rooms expense was directly related to the $3.5 million increase in rooms expense of our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace and increases in our other hotel properties similar to the increases in room revenue.

Food and beverage expenses at our properties for the year ended December 31, 2014 increased approximately $7.0 million, or 49.7%, to approximately $21.0 million compared to food and beverage expense of approximately $14.0 million for the year ended December 31, 2013. The increase in food and beverage expense was directly related to the $6.3 million increase in food and beverage expense of our acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace and increases in our other hotel properties similar to the increases in food and beverage revenue.

Indirect expenses at our properties for the year ended December 31, 2014 increased approximately $11.3 million, or 33.5%, to approximately $45.1 million compared to indirect expenses of approximately $33.8 million for the year ended December 31, 2013. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees. Approximately $9.5 million of the increase was attributable to the acquisitions of the Crowne Plaza Houston Downtown and the Georgian Terrace. Increases in administrative and general costs, management fees, sales and marketing, franchise fees (including the franchise termination fee for Crowne Plaza Jacksonville Riverfront), repairs and maintenance, energy costs and personal property taxes are the other main increases in other indirect costs for the remaining properties.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 increased approximately $3.5 million, or 41.4%, to approximately $12.0 million compared to depreciation and amortization expense of approximately $8.5 million for the year ended December 31, 2013. Approximately $1.0 million of the increase was attributable to the acquisitions and capital expenditures during the year of the Crowne Plaza Houston Downtown and the Georgian Terrace. The remaining increase relates to the capital expenditures during the year at the Crowne Plaza Jacksonville Riverfront and the DoubleTree by Hilton Philadelphia Airport.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2014 and 2013 was approximately $3.2 million and $0.6 million, respectively. Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment to fair market value by an amount of approximately $3.2 million, as of December 31, 2014.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2014 increased approximately $0.7 million, or 16.6%, to approximately $5.1 million compared to corporate general and administrative expenses of approximately $4.4 million for the year ended December 31, 2013. The increase in corporate and administrative costs is attributable to acquisition charges related to the Georgian Terrace, along with increases in employee compensation, accounting, legal and professional fees.

Interest Expense. Interest expense for the year ended December 31, 2014 increased approximately $5.0 million, or 52.4%, to approximately $14.6 million compared to approximately $9.6 million of interest expense for the year ended December 31, 2013. Increases in interest expense are mainly attributable to the periodic interest, interest on the Georgian Terrace acquisition mortgage, a full year of interest on the mortgage on the Crowne Plaza Houston Downtown and interest on the 7.0% unsecured notes issued in November 2014.

Equity Income (Loss) in Joint Venture. Equity in the income of the joint venture decreased approximately $0.1 million, or 35.7%, to approximately $0.3 million for the year ended December 31, 2014 compared to equity in the income of the joint venture of approximately $0.4 million for the year ended December 31, 2013 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. For the year ended December 31, 2014, the Crowne Plaza Hollywood Beach Resort reported occupancy of 83.6%, ADR of $162.15 and RevPAR of $135.55. This compares with results reported by the hotel for the year ended December 31, 2013 of occupancy of 82.2%, ADR of $157.87 and RevPAR of $129.79.

Realized and Unrealized Loss on Warrant Derivative. There was no realized or unrealized loss on the warrant derivative for the year ended December 31, 2014, an increase of approximately $2.2 million, or 100.0%, to approximately $0.0 million compared to the unrealized loss of approximately $2.2 million for the year ended December 31, 2013. With the redemption of the warrants in the fourth quarter 2013, there were not any further charges.

Loss on Debt Extinguishment. The loss on debt extinguishment for the year ended December 31, 2014 decreased approximately $1.2 million, or 59.3%, to approximately $0.8 million compared to a loss on debt extinguishment of approximately $2.0 million for the year ended December 31, 2013. Pre-payment of the Bridge Loan during the year had us realize a pre-payment penalty associated with the Bridge Loan and the remaining unamortized loan costs associated with the Bridge Loan in the amount of approximately $0.8 million.

Gain on Involuntary Conversion of Asset. During the year we had a one-time involuntary conversion of equipment at our Hilton Wilmington Riverside property for replacement of a water chiller in the amount of approximately $0.2 million.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2014 increased approximately $3.2 million, or 215.5%, to approximately $1.7 million compared to an income tax provision of approximately $1.5 million for the year ended December 31, 2013. The income tax benefit was primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized greater operating loss for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net Loss. Net loss for the year ended December 31, 2014 decreased approximately $3.8 million, or 83.5%, to approximately $0.7 million compared to net loss of approximately $4.5 million for the year ended December 31, 2013 as a result of the operating results discussed above.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

The following table illustrates the key operating metrics for the years ended December 31, 2013 and 2012 for our 10 wholly-owned properties (“actual” properties) as well as the nine wholly-owned properties that were under our control during all of 2013 and 2012 (“same-store” properties). Accordingly, actual data does not include the performance of the Georgian Terrace, and same-store data does not reflect the performance of the Crowne Plaza Houston Downtown or the Georgian Terrace, which were acquired in November 2013 and March 2014, respectively. Each table excludes performance data for the Crowne Plaza Hollywood Beach Resort, which was acquired through a joint venture and in which we have a 25.0% indirect interest.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Actual	Same-Store	Actual	Same-Store
Occupancy %	67.4%	67.6%	68.9%	68.9%
ADR	$118.91	$118.82	$114.22	$114.22
RevPAR	$80.16	$80.32	$78.65	$78.65

Revenue. Total revenue for the year ended December 31, 2013 was approximately $89.4 million, an increase of approximately $2.1 million, or 2.3%, from total revenue for the year ended December 31, 2012 of approximately $87.3 million. Approximately $1.4 million of the increase is attributable to our acquisition of the Crowne Plaza Houston Downtown. Within the remainder of the portfolio, revenue increases were strongest at our DoubleTree by Hilton Brownstone – University and the Sheraton Louisville Riverfront properties. These increases offset revenue decreases at our properties in Hampton, Virginia; Jacksonville, Florida; Laurel, Maryland and Tampa, Florida.

Room revenues at our properties for the year ended December 31, 2013 increased approximately $2.0 million, or 3.3%, to approximately $62.8 million compared to room revenues for the year ended December 31, 2012 of approximately $60.8 million. Approximately $0.9 million of the increase is attributable to our acquisition of the Crowne Plaza Houston Downtown. Within the remainder of the portfolio, room revenue increases were strongest at our DoubleTree by Hilton Brownstone – University; Hilton Wilmington Riverside and the Sheraton Louisville Riverfront properties. These increases offset revenue decreases at our properties in Hampton, Virginia; Jacksonville, Florida; Laurel, Maryland and Tampa, Florida.

Food and beverage revenues at our properties for the year ended December 31, 2013 increased approximately $0.1 million, or 0.4%, to approximately $22.1 million compared to food and beverage revenue of approximately $22.0 million for the year ended December 31, 2012. A significant increase in food and beverage revenue at the DoubleTree by Hilton Brownstone – University in Raleigh, North Carolina as well as food and beverage revenue of approximately $0.4 million associated with our acquisition of the Crowne Plaza Houston Downtown offset decreases at several other properties in our portfolio.

Other operating revenues for the year ended December 31, 2013 decreased approximately $0.1 million, or 1.6%, to approximately $4.5 million compared to other operating revenues for the year ended December 31, 2012 of approximately $4.6 million. Most of the decrease was associated with lower guaranteed no-show fees.

Hotel Operating Expenses. Hotel operating expenses, which consist of room expenses, food and beverage expenses, other direct expenses, indirect expenses, and management fees, increased approximately $1.1 million, or 1.7%, for the year ended December 31, 2013 to approximately $65.5 million compared to hotel operating expenses for the year ended December 31, 2012 of approximately $64.4 million. The entire increase is attributable to the acquisition of the Crowne Plaza Houston Downtown.

Rooms expense at our properties for the year ended December 31, 2013 increased approximately $0.6 million, or 3.4%, to approximately $17.2 million compared to rooms expense of approximately $16.6 million for the year ended December 31, 2012. The increase in rooms expense was directly related to the 3.3% increase in room revenue.

Food and beverage expenses at our properties for the year ended December 31, 2013 decreased approximately $0.3 million, or 1.7%, to approximately $14.0 million compared to food and beverage expense of approximately $14.3 million for the year ended December 31, 2012. The decrease in food and beverage expense was generally attributable to operating efficiencies which produced higher profit margins on very little change in food and beverage revenue.

Indirect expenses at our properties for the year ended December 31, 2013 increased approximately $0.8 million, or 2.2%, to approximately $33.8 million compared to indirect expenses of approximately $33.0 million for the year ended December 31, 2012. Sales and marketing costs, franchise fees, utilities, repairs and maintenance, insurance, management fees, real and personal property taxes as well as general and administrative costs at the property level are included in indirect expenses. Most of the increase in indirect expenses related to expenses that increase proportionally with increases in occupancy and/or revenue, including management fees and franchise fees. Approximately $0.6 million of the increase was attributable to the acquisition of the Crowne Plaza Houston Downtown. Decreases in energy costs, real estate taxes and incentive management fees offset increases in other indirect costs.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 decreased approximately $0.2 million, or 2.2%, to approximately $8.5 million compared to depreciation and amortization expense of approximately $8.7 million for the year ended December 31, 2012.

Impairment of Investment in Hotel Properties, Net. The impairment of investment in hotel properties, net for the years ended December 31, 2013 and 2012 was approximately $0.6 million and $0, respectively. Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a change in re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment to fair market value by an amount of approximately $0.6 million, as of December 31, 2013.

Corporate General and Administrative. Corporate general and administrative expenses for the year ended December 31, 2013 increased approximately $0.3 million, or 6.9%, to approximately $4.4 million compared to corporate general and administrative expenses of approximately $4.1 million for the year ended December 31, 2012. The increase in corporate and administrative costs is attributable to acquisition charges related to the Crowne Plaza Houston Downtown, costs associated with the Company’s name change as well as higher staff costs.

Interest Expense. Interest expense for the year ended December 31, 2013 decreased approximately $0.8 million, or 0.1%, to approximately $9.6 million compared to approximately $10.4 million of interest expense for the year ended December 31, 2012. If not for the premiums paid to redeem shares of Preferred Stock in June 2012, March 2013, August 2013 and September 2013, we would have experienced a reduction in interest expense of approximately $1.4 million due mostly to a lower effective average interest rate on our debt.

Equity Income (Loss) in Joint Venture. Equity in the income of the joint venture increased approximately $0.3 million, or 163.5%, to approximately $0.5 million for the year ended December 31, 2013 compared to equity in the income of the joint venture of approximately $0.2 million for the year ended December 31, 2012 and represents our 25.0% share of the net income of the Crowne Plaza Hollywood Beach Resort. A 45.1% increase in net operating income contributed significantly to the increase in net income. For the year ended December 31, 2013, the Crowne Plaza Hollywood Beach Resort reported occupancy of 82.2%, ADR of $157.87 and RevPAR of $129.79. This compares with results reported by the hotel for the year ended December 31, 2012 of occupancy of 79.2%, ADR of $147.37 and RevPAR of $116.66.

Realized and Unrealized Loss on Warrant Derivative. The realized and unrealized loss on the Warrant derivative for the year ended December 31, 2013 increased approximately $0.2 million, or 8.8%, to approximately $2.2 million compared to the unrealized loss of approximately $2.0 million for the year ended

December 31, 2012. The losses are predominantly attributable to the increase in market price of the underlying common stock.

Loss on Debt Extinguishment. The loss on debt extinguishment for the year ended December 31, 2013 increased approximately $0.1 million, or 2.9%, to approximately $2.1 million compared to a loss on debt extinguishment of approximately $2.0 million for the year ended December 31, 2013. The loss on debt extinguishment was realized due to the pre-payment of the credit facility in March 2013 and the refinance of the mortgage on the DoubleTree by Hilton Raleigh Brownestone – University in August 2013 and the associated write-off of unamortized issue costs as well as the write-off of unamortized loan costs associated with the extinguishment.

Income Tax Provision. The income tax provision for the year ended December 31, 2013 increased approximately $0.3 million, or 20.0%, to approximately $1.5 million compared to an income tax provision of approximately $1.2 million for the year ended December 31, 2012. The income tax provision is primarily derived from the operations of our TRS Lessees. Our TRS Lessees realized greater operating income for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Net Loss. Net loss for the year ended December 31, 2013 decreased approximately $0.9 million, or 17.3%, to approximately $4.5 million compared to net loss of approximately $5.4 million for the year ended December 31, 2012 as a result of the operating results discussed above.

Sources and Uses of Cash

The following narrative discusses our sources and uses of cash for the year ended December 31, 2014.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and stockholders of the Company as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2014 was approximately $14.9 million. We expect that cash on hand and the net cash provided by operations will be adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions,” to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. In March 2014, we spent approximately $61.1 million to acquire the Georgian Terrace. We also spent approximately $9.8 million during 2014 on capital expenditures, of which, approximately $1.0 million related to the routine replacement of furniture, fixtures and equipment; approximately $2.0 million related to the renovation of our property in Philadelphia, Pennsylvania in anticipation of its franchise license renewal in October 2014 (on October 27, 2014, our hotel in Philadelphia, Pennsylvania was rebranded as the DoubleTree by Hilton Philadelphia Airport, pursuant to a new 10-year franchise agreement with Hilton Worldwide); approximately $2.2 million related to renovation activities at our property in Jacksonville, Florida in anticipation of a new franchise license commencing in September 2015; approximately $3.3 million related to guest room renovations at the Georgian Terrace and approximately $1.3 million related to renovations at our property in Houston, Texas.

We also contributed approximately $3.7 million during 2014 into reserves required by the lenders for seven of our hotels according to the provisions of their respective loan agreements. During 2014, we received reimbursements from those reserves of approximately $2.6 million for capital expenditures related to those properties for periods ending on or before December 31, 2014.

Financing Activities. On March 26, 2014, we borrowed $19.0 million from Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC and used the net proceeds to fund a portion of the acquisition of the Georgian Terrace.

On March 27, 2014, we borrowed $41.5 million in conjunction with the purchase of the Georgian Terrace, of which $1.5 million was contributed to a restricted reserve.

On March 31, 2014, we entered into a First Amendment and other amended loan documents to secure additional proceeds in conjunction with a $5.6 million expansion of the existing mortgage on the DoubleTree by Hilton Philadelphia Airport.

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2016. Pursuant to those terms, we reduced the mortgage balance by $0.8 million.

On November 21, 2014, we closed on a 7% unsecured note offering for approximately $25.3 million. The net proceeds of approximately $23.7 million were used to repay the $19.0 million Bridge Loan, with the remainder to be used for general corporate purposes.

On November 24, 2014, we repaid the $19.0 million Bridge Loan.

On December 19, 2014, we secured $3.0 million additional proceeds on our mortgage loan on the Crowne Plaza Jacksonville Riverfront property as part of an earn-out pursuant to the terms of the previously disclosed loan agreement.

The following narrative discusses our sources and uses of cash for the year ended December 31, 2013.

Operating Activities. Our principal source of cash to meet our operating requirements, including distributions to unit holders of the Operating Partnership and stockholders of the Company as well as debt service (excluding debt maturities), is the operations of our hotels. Cash flow provided by operating activities for the year ended December 31, 2013 was approximately $9.6 million. Cash on hand and the net cash provided by operations was adequate to fund our operating requirements, monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of a debt) and the payment of dividends (distributions) to the stockholders of the Company (the unitholders of the Operating Partnership) in accordance with federal income tax laws which require us to make annual distributions, as “qualifying distributions”, to the Company’s stockholders of at least 90.0% of its REIT taxable income (determined without regard to the dividends-paid deduction and by excluding its net capital gains, and reduced by certain non-cash items).

Investing Activities. In November 2013, we spent approximately $30.7 million to purchase the Crowne Plaza Houston Downtown. During 2013, we spent approximately $4.9 million on capital expenditures at our properties, of which approximately $2.4 million related to the routine replacement of furniture, fixtures and equipment, and approximately $2.5 million related to renovations of our properties in Philadelphia, Pennsylvania and Jacksonville, Florida. We also contributed approximately $2.2 million in reserves required by the lenders of the Crowne Plaza Hampton Marina, DoubleTree by Hilton Raleigh Brownestone – University, Hilton Wilmington Riverside, Hilton Savannah DeSoto, Hilton Philadelphia Airport and Sheraton Louisville Riverside according to the provisions of the loan agreements. We also received reimbursement from those reserves of approximately $1.7 million for capital expenditures related to those properties.

On December 27, 2013, the joint venture entity that owns the Crowne Plaza Hollywood Beach entered into a credit and security agreement and other loan documents with Bank of America, N.A. to refinance the mortgage on that property. Subsequent to the refinance, we received a distribution of approximately $5.6 million, bringing the total distributions from the joint venture to approximately $6.6 million for the year ended December 31, 2013.

Financing Activities. On March 26, 2013, the Company used the net proceeds of the mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million.

On June 17, 2013, we provided approximately $0.9 million in cash collateral to the lender for the Crowne Plaza Jacksonville Riverfront in order to comply with the terms of the loan agreement following the property’s failure to meet its debt service coverage test for the period ended March 31, 2013. On September 25, 2013, we received back a portion of the cash collateral of approximately $0.2 million as a result of improvement in the property’s debt service coverage ratio.

On June 28, 2013, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia. Pursuant to the agreement, we reduced the outstanding indebtedness by approximately $1.1 million.

On August 2, 2013, we used approximately $2.7 million of the net proceeds of a new mortgage on the DoubleTree by Hilton Raleigh Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock. The remainder of the proceeds were used to pay transaction costs and for working capital.

On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million. The proceeds were used to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million, pay accrued and unpaid cash dividends, pay transaction costs and for working capital.

On October 23, 2013 and December 23, 2013, we redeemed the Essex Warrant, in two separate transactions, corresponding to an aggregate of 1,900,000 Issuable Warrant Shares for an aggregate cash redemption price of approximately $7.2 million. Concurrently with the redemptions on October 23, 2013 and December 23, 2013, the Operating Partnership redeemed an aggregate of 1,900,000 Issuable Warrant Units, as defined in the Warrant to Purchase Partnership Units agreement, for an aggregate cash redemption price of $7.2 million.

On November 13, 2013, we borrowed $21.5 million in conjunction with the purchase of the Crowne Plaza Houston Downtown.

On December 30, 2013, we paid approximately $3.5 million and extinguished the balance of the loan with the Carlyle Affiliate Lender.

Capital Expenditures

We anticipate that our need for recurring capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment over the next 12 to 24 months will be at historical norms for our properties and the industry. Historically, we have aimed to maintain overall capital expenditures, except for those required by our franchisors as a condition to a franchise license or license renewal, at 4.0% of gross revenue. In addition, during 2015 we expect capital expenditures of $2.2 million related to the rebranding of the Crowne Plaza Jacksonville as the DoubleTree by Hilton Jacksonville Riverfront in September 2015. We also anticipate capital expenditures during 2015 of approximately $1.6 million in 2015, at our property in Houston, Texas other than for the recurring replacement of furniture, fixtures and equipment. We anticipate capital expenditures during 2015 of approximately $2.9 million for the Georgian Terrace other than for the recurring replacement of furniture, fixtures and equipment related to a guestroom renovation. Lastly, we anticipate additional capital expenditures during 2015 of approximately $4.5 million related to the rebranding of the Holiday Inn Laurel as the DoubleTree by Hilton Laurel in October 2015.

Given our desire to proceed with the renovation activities at our properties in Jacksonville, Florida; Houston, Texas; Atlanta, Georgia, and Laurel, Maryland, we aim to restrict all other capital expenditures to the replacement of broken or damaged furniture and equipment and the acquisition of items mandated by our licensors that are necessary to maintain our brand affiliations. We anticipate that capital expenditures for the replacement and refurbishment of furniture, fixtures and equipment that are not related to these renovation activities to total 4.00% of gross revenues in 2015.

We expect capital expenditures for the recurring replacement or refurbishment of furniture, fixtures and equipment at our properties will be funded by our replacement reserve accounts, other than costs that we incur to make capital improvements required by our franchisors. Reserve accounts are escrowed accounts with funds deposited monthly and reserved for capital improvements or expenditures with respect to all of our hotels. We currently deposit an amount equal to 4.0% of gross revenue for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Crowne Plaza Hampton Marina, the DoubleTree by Hilton Raleigh Brownstone-University, the Sheraton Louisville Riverside, the Crowne Plaza Houston Downtown and the Georgian Terrace as well as 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport on a monthly basis.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of approximately $23.3 million, of which approximately $6.6 million was in restricted reserve accounts for capital improvements, real estate tax and insurance escrows. We expect that our cash on hand combined with our cash flow from our hotels should be adequate to fund continuing operations, recurring capital expenditures for the refurbishment and replacement of furniture, fixtures and equipment, and monthly and quarterly scheduled payments of principal and interest (excluding any balloon payments due upon maturity of the indentures or mortgage debt).

On March 26, 2014, we borrowed $19.0 million from Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC and used the net proceeds to fund a portion of the acquisition of the Georgian Terrace.

On March 27, 2014, we borrowed $41.5 million in conjunction with the purchase of the Georgian Terrace, of which $1.5 million was contributed to a restricted reserve.

On March 31, 2014, we entered into a First Amendment and other amended loan documents to extend the maturity date and secure additional proceeds on the original $30.0 million mortgage on the DoubleTree by Hilton Philadelphia Airport with its existing lender, TD Bank, N.A. Pursuant to the First Amendment and other amended loan documents, the principal balance of the mortgage was increased by $5.6 million to approximately $34.1 million and the maturity extended to April 1, 2019, with no prepayment penalty.

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2016. Pursuant to those terms, we reduced the mortgage balance by $0.8 million.

On November 21, 2014, we closed on a 7.00% unsecured note offering for approximately $23.7 million, net of closing costs. The proceeds of which were being used to repay the $19.0 million Bridge Loan, with the remainder to be used for general corporate purposes.

On November 24, 2014, we repaid the $19.0 million loan from Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC.

On December 19, 2014, we secured $3.0 million additional proceeds on our mortgage loan on the Crowne Plaza Jacksonville Riverfront property.

We will need to, and plan to, renew, replace or extend our long-term indebtedness prior to their respective maturity dates. We are uncertain whether we will be able to refinance these obligations or if refinancing terms will be favorable. If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms. To the extent we cannot repay our outstanding debt, we risk losing some or all of these properties to foreclosure and we could be required to invoke insolvency proceedings including, but not limited to, commencing a voluntary case under the U.S. Bankruptcy Code.

We believe there will be more opportunities to acquire properties in the future that meet our strategic goals and provide attractive long term returns. Given the potential for attractive acquisitions emerging from the recent economic downturn, we intend to pursue the acquisition of wholly-owned properties, additional and permissible joint venture investments as well as equity or debt financing in the future to enable us to take advantage of such opportunities. However, should additional and permissible joint venture transactions and equity or debt financing not be available on acceptable terms, we may not be able to take advantage of such opportunities.

Beyond the funding of any required principal reduction on our existing indebtedness or acquisitions, our medium and long-term capital needs will generally include the repayment of the Notes (which are callable after September 30, 2016, with respect to the 8% Notes and November 15, 2017, with respect to the 7% Notes) and the retirement of maturing mortgage debt. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of some or all the following:

•	The issuance of additional shares of preferred stock;

•	The issuance of additional shares of our common stock;

•	The issuance of senior, unsecured debt;

•	The issuance of additional units in the Operating Partnership;

•	The incurrence by the subsidiaries of the Operating Partnership of mortgage indebtedness in connection with the acquisition or refinancing of hotel properties;

•	The selective disposition of core or non-core assets;

•	The sale or contribution of some of our wholly-owned properties, development projects or development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contribution; or

•	The issuance by the Operating Partnership and/or subsidiary entities of secured and unsecured debt securities.

Financial Covenants

Mortgage Loans

Our mortgage loan agreements contain various financial covenants. Failure to comply with these financial covenants could result from, among other things, changes in the local competitive environment, general economic conditions and disruption caused by renovation activity or major weather disturbances.

If we violate the financial covenants contained in these agreements, we may attempt to negotiate waivers of the violations or amend the terms of the applicable mortgage loan agreement with the lender; however, we can make no assurance that we would be successful in any such negotiation or that, if successful in obtaining waivers or amendments, such waivers or amendments would be on attractive terms. Some mortgage loan agreements provide alternate cure provisions which may allow us to otherwise comply with the financial covenants by obtaining an appraisal of the hotel, prepaying a portion of the outstanding indebtedness or by providing cash collateral until such time as the financial covenants are met by the collateralized property without consideration of the cash collateral. Alternate cure provisions which include prepaying a portion of the outstanding indebtedness or providing cash collateral may have a material impact on our liquidity.

If we are unable to negotiate a waiver or amendment or satisfy alternate cure provisions, if any, or unable to meet any alternate cure requirements and a default were to occur, we would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financing.

Under the terms of our non-recourse secured mortgage loan agreements, failure to comply with the financial covenants in the loan agreement triggers cash flows from the property to be directed to the lender, which may limit our overall liquidity as that cash flow would not be available to us.

At December 31, 2014, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans.

Unsecured Notes

The indentures for the Notes contains certain covenants and restrictions that require us to meet certain financial ratios. We are not permitted to incur any Debt (other than intercompany Debt), as defined in the indentures, if, immediately after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, the ratio of the aggregate principal amount of all outstanding Debt to Adjusted Total Asset Value, as defined in the indentures, would be greater than 0.65 to 1.0. In addition, we are not permitted to incur any Debt if the ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense, both as defined in the indentures, on the date on which such additional Debt is to be incurred, on a pro-forma basis, after giving effect to the incurrence of such Debt and to the application of the proceeds thereof, would be less than 1.50 to 1.0.

These financial measures are not calculated in accordance with GAAP and are presented below for the sole purpose of evaluating our compliance with the key financial covenants as they were or would have been applicable at December 31, 2014 and December 31, 2013, respectively.

	December 31, 2014	December 31, 2013
Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense
Net loss	$(738,509)	$(4,473,592)
Interest expense	14,636,870	9,606,479
Loss on debt extinguishment	831,079	2,040,662
(Benefit)/provision for taxes	(1,727,723)	1,496,096
Equity in (income) loss of joint venture	(307,370)	(449,500)
Realized and unrealized loss on warrant derivative	—	2,205,248
Impairment of investment in hotel properties, net	3,175,000	611,000
Depreciation and amortization	11,969,284	8,467,228
Corporate general and administrative expenses	5,085,949	4,360,583

Consolidated Income Available for Debt Service	32,924,580	23,864,204
Less: Income of Non-Stabilized Assets(1)	(8,961,209)	(153,323)

Stabilized Consolidated Income Available for Debt Service	$23,963,361	$23,710,881

Interest expense	$14,636,870	$9,606,479
Distributions on Preferred Interest(2)	—	(2,230,806)
Loss on debt extinguishment	831,079	2,040,662
Amortization of issuance costs(2)	(1,428,674)	(1,518,556)

Consolidated Interest Expense	14,039,275	7,897,779
Less: Interest expense of Non-Stabilized Assets(1)	(2,444,937)	(131,410)

Stabilized Consolidated Interest	$11,594,338	$7,766,369

Ratio of Stabilized Consolidated Income Available for Debt Service to Stabilized Consolidated Interest Expense	2.07	3.05
Threshold Ratio Minimum	1.50	1.50

Ratio of Debt to Adjusted Total Asset Value:
Mortgage loans	$205,291,657	$160,363,549
Unsecured notes	52,900,000	27,600,000

Total debt	$258,191,657	$187,963,549

Stabilized Consolidated Income Available for Debt Service	$23,963,361	$23,710,881
Capitalization Rate	7.5%	7.5%

	319,511,493	316,145,067
Non-Stabilized Assets(1)	146,440,000	35,000,000
Cash and cash equivalents, total	23,256,363	13,172,769

Adjusted Total Asset Value	$489,207,856	$364,317,836

Ratio of Debt to Adjusted Total Asset Value	0.53	0.52
Threshold Ratio Maximum	0.65	0.65

(1)	As permitted by the indentures, in 2014 the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace are considered non-stabilized assets for purposes of the financial covenants. In 2013, the Crowne Plaza Houston Downtown was considered a non-stabilized asset for purposes of the financial covenants.
(2)	Includes prepayment fee and write-off of unamortized issuance costs associated with the redemption of Preferred Stock and Preferred Interest redeemed during the period.

Mortgage Debt

As of December 31, 2014, we had approximately $205.3 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

Property	December 31, 2014	Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
Crowne Plaza Hampton Marina	$4,509,500	None	06/30/2016		$83,000	(1)	5.00	%(2)
Crowne Plaza Houston Downtown	20,954,867	Yes(3)	04/12/2016	(4)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	16,358,706	None	07/10/2015	(5)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,317,684	None	06/18/2017		25 years		5.60%
DoubleTree by Hilton Brownstone – University	15,274,284	(6)	08/01/2018		30 years		4.78%
DoubleTree by Hilton Philadelphia Airport	33,378,102	None	04/01/2019		25 years		LIBOR plus 3.00	%(7)
Georgian Terrace	41,500,000	None	03/27/2017	(8)	25 years		LIBOR plus 3.75	%(9)
Hilton Savannah DeSoto	21,050,093	Yes(10)	09/01/2017		25 years		6.06%
Hilton Wilmington Riverside	20,389,325	Yes(10)	04/01/2017		25 years		6.21%
Holiday Inn Laurel West	6,974,458	Yes(11)	08/05/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,584,638	(6)	01/06/2017		25 years		6.24%

Total	$205,291,657

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	The note is subject to a prepayment penalty if the loan is prepaid in full or in part prior to November 13, 2015.
(4)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(5)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(6)	With limited exception, the note may not be prepaid until two months before maturity.
(7)	The note bears a minimum interest rate of 3.50%.
(8)	The note provides that the mortgage can be extended through the fourth and fifth anniversary of the commencement date of the loan, or March 27, 2018 and March 27, 2019, respectively, subject to certain conditions.
(9)	The note bears a minimum interest rate of 4.00%.
(10)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

Contractual Obligations

The following table outlines our contractual obligations as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage loans, including interest	$230,046	$30,952	$144,925	$47,611	$6,508
Unsecured notes, including interest	69,838	3,979	7,958	57,901	—
Ground, building, office and equipment leases	1,952	432	606	277	637

Totals	$301,836	$35,363	$153,489	$105,789	$7,145

In connection with the acquisition of our six initial hotel properties, we entered into tax indemnity agreements that required us to indemnify the contributors of our initial properties against tax liabilities in the event we sold any of those properties in a taxable transaction during a 10-year period. The tax indemnity agreements expired on or about December 22, 2014. Our obligations under the contribution agreements may effectively preclude us from reducing our consolidated indebtedness below approximately $11.0 million.

Off Balance Sheet Arrangements. Through a joint venture with a Carlyle subsidiary, we own a 25.0% indirect, noncontrolling interest in an entity (the “JV Owner”) that acquired the 311-room Crowne Plaza Hollywood Beach Resort in Hollywood, Florida. We have the right to receive a pro rata share of operating surpluses and we have an obligation to fund our pro rata share of operating shortfalls. We also have the opportunity to earn an incentive participation in the net proceeds realized from the sale of the hotel based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds. The Crowne Plaza Hollywood Beach Resort is leased to another entity (the “Joint Venture Lessee”) in which we also own a 25.0% indirect, noncontrolling interest.

On December 27, 2013, the joint venture secured a $57.0 million non-recourse mortgage with Bank of America, N.A. The mortgage requires monthly payments of interest at a rate of LIBOR plus additional interest of 3.95% and matures in January 2017, but may be extended up to two additional one year periods, pursuant to certain terms and conditions. The proceeds from the loan were used to repay the existing first mortgage, to extinguish the interest-rate swap, to pay closing costs, and to make a distribution to the joint venture partners. The Crowne Plaza Hollywood Beach Resort property secures the mortgage.

Carlyle owns a 75.0% controlling interest in the JV Owner and the Joint Venture Lessee. Carlyle may elect to dispose of the Crowne Plaza Hollywood Beach Resort without our consent. We account for our noncontrolling 25.0% interest in all of these entities under the equity method of accounting.

Distributions to Common Stockholders and Holders of Units in the Operating Partnership. The Company has elected to be taxed as a REIT commencing with our taxable year ending December 31, 2004. To maintain qualification as a REIT, the Company is required to make annual distributions to its stockholders of at least 90.0% of our REIT taxable income, (excluding net capital gain, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). The Company’s ability to pay distributions to its stockholders will depend, in part, upon its receipt of distributions from the Operating Partnership which may depend upon receipt of lease payments with respect to our properties from our TRS Lessees, and in turn, upon the management of our properties by our hotel manager. Distributions to the Company’s stockholders will generally be taxable to the Company’s stockholders as ordinary income; however, because a portion of our investments will be equity ownership interests in hotels, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a non-taxable return of capital. To the extent not inconsistent with maintaining the Company’s REIT status, our TRS Lessees may retain any after-tax earnings.

The amount, timing and frequency of distributions will be authorized by the Company’s board of directors and declared by the Company based upon a variety of factors deemed relevant by its directors, and no assurance can be given that the distribution policy will not change in the future.

Inflation

We generate revenues primarily from lease payments from our TRS Lessees and net income from the operations of our TRS Lessees. Therefore, we rely primarily on the performance of the individual properties and the ability of the management company to increase revenues and to keep pace with inflation. Operators of hotels, in general, possess the ability to adjust room rates daily to keep pace with inflation. However, competitive pressures at some or all of our hotels may limit the ability of the management company to raise room rates.

Our expenses, including hotel operating expenses, administrative expenses, real estate taxes and property and casualty insurance are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy, liability insurance, property and casualty insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates higher than inflation.

Geographic Concentration and Seasonality

Our hotels are located in Florida, Georgia, Indiana, Maryland, North Carolina, Pennsylvania, Texas and Virginia. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could materially and adversely affect us.

The operations of our hotel properties have historically been seasonal. The months of April and May are traditionally strong, as is October. The periods from mid-November through mid-February are traditionally slow with the exception of hotels located in markets, namely Florida and Texas, which experience significant room demand during this period.

Competition

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, ADR and RevPAR of our hotels or at hotel properties acquired in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, and price, are the principal competitive factors affecting our hotels.

Critical Accounting Policies

The critical accounting policies are described below. We consider these policies critical because they involve difficult management judgments and assumptions, are subject to material change from external factors or are pervasive, and are significant to fully understand and evaluate our reported financial results.

Investment in Hotel Properties. Hotel properties are stated at cost, net of any impairment charges, and are depreciated using the straight-line method over an estimated useful life of 7-39 years for buildings and improvements and 3-10 years for furniture and equipment. In accordance with generally accepted accounting principles, the controlling interests in hotels comprising our accounting predecessor, MHI Hotels Services Group, and noncontrolling interests held by the controlling holders of our accounting predecessor in hotels, which were acquired from third parties contributed to us in connection with the Company’s initial public offering, are recorded at historical cost basis. Noncontrolling interests in those entities that comprise our accounting predecessor and the interests in hotels, other than those held by the controlling members of our accounting predecessor, acquired from third parties are recorded at fair value at the time of acquisition.

We review our hotel properties for impairment whenever events or changes in circumstances indicate the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs a recoverability analysis to determine if the estimated undiscounted future cash flows from operating activities and the estimated proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the hotel property, an adjustment to reduce the carrying value to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which resulted in an impairment to fair market value by an approximate amount of $3.2 million and $0.6 million, as of December 31, 2014 and 2013, respectively. There were no charges for impairment of hotel properties recorded in 2012.

In performing the recoverability analysis, we project future operating cash flows based upon significant assumptions regarding growth rates, occupancy, room rates, economic trends, property-specific operating costs and future capital expenditures required to maintain the hotel in its current operating condition. We also project cash flows from the eventual disposition of the hotel based upon various factors including property-specific capitalization rates, ratio of selling price to gross hotel revenues and the selling price per room.

Revenue Recognition. Hotel revenues, including room, food, beverage and other hotel revenues, are recognized as the related services are delivered. We generally consider accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If we determine that amounts are uncollectible, which would generally be the result of a customer’s bankruptcy or other economic downturn, such amounts will be charged against operations when that determination is made.

Income Taxes. We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS Lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2014. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

Recent Accounting Pronouncements

For a summary of recently adopted and newly issued accounting pronouncements, please refer to the Recent Accounting Pronouncements section of Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures

We consider FFO, Adjusted FFO and Hotel EBITDA, all of which are non-GAAP financial measures, to be key supplemental measures of our performance and could be considered along with, not alternatives to, net income (loss) as a measure of our performance. These measures do not represent cash generated from operating activities determined by generally accepted accounting principles (“GAAP”) or amounts available for our discretionary use and should not be considered alternative measures of net income, cash flows from operations or any other operating performance measure prescribed by GAAP.

FFO and Adjusted FFO. Industry analysts and investors use FFO as a supplemental operating performance measure of an equity REIT. FFO is calculated in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization, and after adjustment for any noncontrolling interest from unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself.

We consider FFO to be a useful measure of adjusted net income (loss) for reviewing comparative operating and financial performance. We believe FFO is most directly comparable to net income (loss), which remains the primary measure of performance, because by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in comparing the operating performance of a company’s real estate between periods or as compared to different companies. Although FFO is intended to be a REIT industry standard, other companies may not calculate FFO in the same manner as we do, and investors should not assume that FFO as reported by us is comparable to FFO as reported by other REITs.

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO, including any unrealized gain (loss) on its hedging instruments or warrant derivative, loan impairment losses, investment in hotel property impairment, losses on early extinguishment of debt, aborted offering costs, costs associated with the departure of executive officers, franchise termination fees and acquisition transaction costs. We exclude these items as we believe it allows for meaningful comparisons between periods and among other REITs and is more indicative of the on-going performance of our business and assets. Our calculation of Adjusted FFO may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to FFO and Adjusted FFO for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014	Year Ended December 31, 2013 (Restated)	Year Ended December 31, 2012 (Restated)
Net Loss	$(738,509)	$(4,473,592)	$(5,409,745)
Depreciation and Amortization	11,969,284	8,467,228	8,661,769
Impairment of Investment in Hotel Properties, net	3,175,000	611,000	—
Equity in Depreciation on Joint Venture	529,053	545,667	590,675
Gain on Involuntary Conversion of Asset	(169,151)	—	—

Funds From Operations	$14,765,677	$5,150,303	$3,842,699
Realized and Unrealized (Gain)/Loss on Hedging Activities(A)	—	(89,998)	13,752
Realized and Unrealized Loss on Warrant Derivative	—	2,205,248	2,026,677
(Increase)/Decrease in Deferred Income Taxes	(1,961,663)	1,370,189	1,241,848
Impairment of Note Receivable	—	—	110,871
Aborted Offering Costs	—	—	—
Acquisition Costs	155,187	89,743	—
Franchise Termination Fee	351,800	—	—
Loss on Early Extinguishment of Debt(A)(B)	831,079	2,040,662	1,982,184

Adjusted FFO	$14,142,080	$10,766,147	$9,218,032

(A)	Includes equity in unrealized (gain)/loss on hedging activities and loss on early extinguishment of debt of joint venture.
(B)	Except for the portion representing equity in loss on early extinguishment of debt of joint ventures, amounts are reflected in interest expense for the periods presented above.

Hotel EBITDA. We define Hotel EBITDA as net income or loss excluding: (1) interest expense, (2) interest income, (3) equity in the income or loss of equity investees, (4) unrealized gains and losses on derivative instruments not included in other comprehensive income, (5) gains and losses on disposal of assets, (6) realized gains and losses on investments, (7) impairment of long-lived assets or investments, (8) corporate general and administrative expense; (9) depreciation and amortization; and (10) other operating revenue not related to our wholly-owned portfolio. We believe this provides a more complete understanding of the operating results over which our wholly-owned hotels and its operators have direct control. We believe Hotel EBITDA provides investors with supplemental information on the on-going operational performance of our hotels and the effectiveness of third-party management companies operating our business on a property-level basis.

Our calculation of Hotel EBITDA may be different from similar measures calculated by other REITs.

The following is a reconciliation of net loss to Hotel EBITDA for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014	Year Ended December 31, 2013 (Restated)	Year Ended December 31, 2012 (Restated)
Net Loss	$(738,509)	$(4,473,592)	$(5,409,745)
Interest Expense	14,636,870	9,606,479	10,399,962
Interest Income	(19,865)	(17,914)	(16,158)
Income Tax Provision (Benefit)	(1,727,723)	1,496,096	1,246,397
Depreciation and Amortization	11,969,284	8,467,228	8,661,769
Equity in (Earnings)/Loss of Joint Venture	(307,370)	(449,500)	(178,138)
Realized and Unrealized (Gain)/Loss on Warrant Derivative	—	2,205,248	2,026,677
Loss on Debt Extinguishment	831,079	2,040,662	1,982,184
Impairment of Investment in Hotel Properties, Net	3,175,000	611,000	—
Impairment of Note Receivable	—	—	110,871
Corporate General and Administrative Expenses	5,085,949	4,360,583	4,078,826
Net Lease Rental Income	(350,000)	(350,000)	(350,000)
Other Fee Income	(300,607)	(275,775)	(255,707)

Hotel EBITDA	$32,254,108	$23,220,515	$22,296,938

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that could occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.

To meet in part our long-term liquidity requirements, we will borrow funds at a combination of fixed and variable rates. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. From time to time we may enter into interest rate hedge contracts such as collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue derivative contracts for trading or speculative purposes.

As of December 31, 2014, we had approximately $167.0 million of fixed-rate debt and approximately $91.2 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.14%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the DoubleTree by Hilton Philadelphia Airport and the Georgian Terrace, of 0.50% and 0.25%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on our mortgage on the Georgian Terrace, the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the Crowne Plaza Jacksonville Riverfront remain at approximately $91.2 million, the balance at December 31, 2014, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $798,000.

As of December 31, 2013, we had approximately $139.6 million of fixed-rate debt and approximately $48.4 million of variable-rate debt. The weighted-average interest rate on the fixed-rate debt was 6.01%. A change in market interest rates on the fixed portion of our debt would impact the fair value of the debt, but have no impact on interest incurred or cash flows. Our variable-rate debt is exposed to changes in interest rates, specifically the change in 30-day LIBOR. However, to the extent that 30-day LIBOR does not exceed the 30-day LIBOR floors on the mortgages on the Crowne Plaza Hampton Marina and the DoubleTree by Hilton Philadelphia Airport of 0.45% and 0.50%, respectively, a portion of our variable-rate debt would not be exposed to changes in interest rates. Assuming that the aggregate amount outstanding on our mortgage on the Crowne Plaza Hampton Marina, the mortgage on the DoubleTree by Hilton Philadelphia Airport and the mortgage on the Crowne Plaza Jacksonville Riverfront remain at approximately $48.4 million, the balance at December 31, 2014, the impact on our annual interest incurred and cash flows of a one percent increase in 30-day LIBOR would be approximately $372,000.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Sotherly Hotels Inc.

Disclosure Controls and Procedures

The Company’s management, under the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2014.

As of the end of the fourth quarter of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness described below.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sotherly Hotels Inc. have been detected.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act). The Company’s management assessed the effectiveness over internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 1992 Internal Control-Integrated Framework. Management has determined that the Company’s internal control over financial reporting was not effective because a material weakness in its internal control over financial reporting as described below existed at December 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In preparation of the Company’s annual report, we identified deficiencies in internal control over financial reporting and disclosure controls and procedures related to insufficient financial accounting policies and procedures and resources, particularly as it relates to the evaluation and contemporaneous documentation of income tax and property impairment accounting conclusions and certain SEC disclosure requirements related to significant subsidiaries. We concluded that these deficiencies rise to the level of a material weakness. We are in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of our internal accounting department, including the addition of an internal auditor, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation policies and procedures to be followed by the accounting department and outside independent consultants.

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there was no change in Sotherly Hotels Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels Inc.’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels Inc.’s internal control over financial reporting.

Sotherly Hotels LP

Disclosure Controls and Procedures

The Operating Partnership’s management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2014.

As of the end of the fourth quarter of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness described below.

The Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Sotherly Hotels Inc., as general partner, does not expect that the disclosure controls and procedures or the internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within Sotherly Hotels LP have been detected.

Management’s Report on Internal Control over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness over internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 1992 Internal Control-Integrated Framework. Management has determined that the Operating Partnership’s internal control over financial reporting was not effective because a material weakness in its internal control over financial reporting as described below existed at December 31, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In preparation of the Operating Partnership’s annual report, we identified deficiencies in internal control over financial reporting and disclosure controls and procedures related to insufficient financial accounting policies and procedures and resources, particularly as it relates to the evaluation and contemporaneous documentation of income tax and property impairment accounting conclusions and certain SEC disclosure requirements related to significant subsidiaries. We concluded that these deficiencies rise to the level of a material weakness. We are in the process of taking the following steps to remediate the material weakness: (i) increasing the staffing of our internal accounting department, including the addition of an internal auditor, (ii) engaging outside independent consultants to assist in the analysis of complex accounting transactions, and (iii) implementing enhanced documentation policies and procedures to be followed by the accounting department and outside independent consultants.

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there was no change in Sotherly Hotels LP’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Sotherly Hotels LP’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Sotherly Hotels LP’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to the Company’s proxy statement for the 2015 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of business conduct and ethics, including a conflicts of interest policy that applies to its principal executive officer, principal financial officer, principal accounting officer or controller performing similar functions. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business. A copy of the Company’s Code of Business Conduct is posted on the Company’s external website at www.sotherlyhotels.com. The Company and the Operating Partnership intend to post to its website any amendments to or waivers of its code. The Operating Partnership is managed by the Company, its sole general partner and parent company. Consequently, the Operating Partnership does not have its own separate directors or executive officers.

Information on the Company’s directors is incorporated by reference to the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s 2015 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Director and Executive Compensation” contained in the Company’s 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2015 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Company’s 2015 Proxy Statement.

(c) CHANGES IN CONTROL

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth below is information as of December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE
Equity compensation plans approved by security holders:
2013 Plan(1)	N/A	N/A	713,250
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A

Total	N/A	N/A	713,250

(1)	On February 14, 2014, we granted 10,000 shares of stock to Andrew M. Sims, 6,000 shares of stock to Anthony E. Domalski and 8,000 shares of stock to David R. Folsom.

On February 14, 2014, we granted 12,000 shares (3,000 each) of restricted stock to certain of our independent directors that vested on December 31, 2014. Also on February 14, 2014, we granted 750 shares of restricted stock to former director J. Paul Carey that vested on April 21, 2014.

On January 29, 2015, we granted 10,000 shares of stock to Andrew M. Sims, 6,000 shares of stock to Anthony E. Domalski and 8,000 shares of stock to David R. Folsom, and 2,350 shares of stock to other employees of the Company. These shares are included in the number of securities remaining available for future issuance at December 31, 2014.

On January 29, 2015, we granted 9,000 shares (3,000 each) of restricted stock to certain of our independent directors that will vest on December 31, 2015. Also on January 29, 2015, we granted 750 shares of restricted stock to director James P. O’Hanlon that will vest on April 27, 2015. These shares are included in the number of securities remaining available for future issuance at December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Proposal I – Election of Directors” in the Company’s 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Proposal II –Ratification of Appointment of Accountants” in the Company’s 2015 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

The following exhibits are filed as part of this Form 10-K:

Exhibits
3.1	Articles of Amendment and Restatement of Sotherly Hotels Inc.(1)

3.3	Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP.(2)

3.4	Articles Supplementary of Sotherly Hotels Inc.(3)

3.5	Amended and Restated Bylaws of Sotherly Hotels Inc.(3)

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP.(3)

3.7	Articles of Amendment to the Articles of Amendment and Restatement of the Company, effective as of April 16, 2013.(34)

3.8	Second Amended and Restated Bylaws of the Company, effective as of April 16, 2013.(34)

3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Sotherly Hotels LP.(35)

Exhibits
4.0	Form of Common Stock Certificate.(2)

4.2	Warrant, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(3)

4.3	Amendment, dated December 21, 2011, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(4)

4.4	Amendment No. 2, dated July 10, 2012, to Warrant, dated as of April 18, 2011, by and among the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP(5)

4.5	Amendment No. 3 to Warrant, dated October 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC and Richmond Hill Capital Partners, LP.(36)

4.6	Senior Unsecured Note issued by Sotherly Hotels LP.(37)

4.7	Indenture by and among Sotherly Hotels LP and Wilmington Trust, National Association, as trustee.(37)

4.8	Indenture by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014.(45)

4.9	First Supplemental Indenture, by and among Sotherly Hotels Inc., Sotherly Hotels LP and Wilmington Trust, National Association, as trustee, dated November 21, 2014.(45)

4.10	7.00% Senior Unsecured Note due 2019, issued by Sotherly Hotels LP.

10.1	Sotherly Hotels Inc. 2004 Long-Term Incentive Plan.(2)*

10.1A	Form of Restricted Stock Award Agreement between Sotherly Hotels Inc. and Participant.(6)*

10.2A	Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims.(7)*

10.2B	First Amendment, dated as of January 1, 2011, to Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims.(8)*

10.2C	Executive Employment Agreement between Sotherly Hotels Inc. and Andrew M. Sims, dated January 12, 2015. (47)*

10.2D	Executive Employment Agreement between Sotherly Hotels Inc. and Anthony E. Domalski.(33)*

10.3	Executive Employment Agreement between Sotherly Hotels Inc. and William J. Zaiser.(7)*

10.3A	Consulting Agreement between Sotherly Hotels Inc. and WJZ Consulting LLC.(33)*

10.4	Strategic Alliance Agreement between Sotherly Hotels Inc., Sotherly Hotels LP and MHI Hotels Services, LLC.(31)

10.5	Master Management Agreement by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(31)

10.5A	Amendment Number 2, dated January 14, 2008 to the Master Management Agreement, dated December 21, 2004, as amended, by and between MHI Hospitality TRS, LLC and MHI Hotels Services, LLC.(9)

10.6	Contribution Agreement dated August 23, 2004 by and between the owners of Capitol Hotel Associates L.P., L.L.P. and Sotherly Hotels LP(10)

10.7	Contribution Agreement dated August 23, 2004 by and between the owners of Savannah Hotel Associates LLC and Sotherly Hotels LP(10)

10.8	Contribution Agreement dated August 23, 2004 by and between KDCA Partnership, MAVAS LLC, and Sotherly Hotels LP(2)

Exhibits
10.9	Contribution Agreement dated September 8, 2004 by and between Elpizo Limited Partnership, Phileo Land Corporation and Sotherly Hotels LP(2)

10.10	Asset Purchase Agreement dated August 19, 2004 by and between Accord LLC, West Laurel Corporation and MHI Hotels Services, LLC.(2)

10.11	Agreement to Assign and Sublease Common Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels, LLC.(31)

10.12	Agreement to Assign and Sublease Commercial Space Lease and Form of Sublease by and between MHI Hospitality L.P. and MHI Hotels Two, Inc.(31)

10.13	Lease Agreement by and between Philadelphia Hotel Associates, LP and MHI Hospitality TRS, LLC (with a schedule of eight additional agreements that are substantially identical in all material respects to the Lease agreement, except as identified in such schedule, and are not being filed herewith per Instruction 2 to Item 601 of Regulation S-K.(31)

10.14	Management Restructuring Agreement by and between MHI Hospitality TRS, LLC, MHI Hotels Services, LLC and Sotherly Hotels LP(11)

10.15	Contribution Agreement by and between MHI Hotels Services, LLC, MHI Hotels, LLC and MHI Hotels Two, Inc.(31)

10.16	Loan Agreement dated as of July 22, 2005, by and between MHI Jacksonville LLC and Mercantile Safe Deposit and Trust Company.(12)

10.17	Promissory Note dated as of July 22, 2005, made by MHI Jacksonville LLC to Mercantile Safe Deposit and Trust Company.(12)

10.18	Purchase, Sale and Contribution Agreement by and between BIT Holdings Seventeen, Inc, Sotherly Hotels LP, and MHI Hotels, LLC.(13)

10.19	Purchase Agreement by and between MCZ/Centrum Florida VI and MHI Hollywood LLC.(14)

10.19A	Third Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(15)

10.19B	Fourth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC, dated September 1, 2006.(15)

10.19C	Fifth Amendment to Purchase Agreement by and between MCZ/Centrum Florida XIX, LLC and MHI Hollywood, LLC.(16)

10.20	Employment Agreement, dated as of January 1, 2011, between Sotherly Hotels Inc. and David R. Folsom.(8)*

10.21	Credit Agreement dated as of May 8, 2006, among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS Holding, Inc. as Borrowers and the Initial Guarantors Listed Herein and the Lenders Listed Herein: KeyBank National Association, as Syndication Agent, Regions Bank as Co Documentation Agent, Manufacturers and Traders Trust Company as Co Documentation Agent and Branch Banking and Trust Company.(17)

10.21A	First Amendment to Credit Agreement, dated August 1, 2007.(19)

10.21B	Second Amendment to Credit Agreement, dated April 15, 2008.(20)

10.21C	Third Amendment to Credit Agreement, dated February 18, 2009.(21)

10.21D	Fourth Amendment to Credit Agreement, dated May 18, 2009.(22)

10.21E	Fifth Amendment to Credit Agreement, dated June 4, 2010.(23)

Exhibits
10.21F	Sixth Amendment to Credit Agreement, dated April 18, 2011.(3)

10.22A	First Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of July 25, 2006.(24)

10.22B	Second Amendment to the Purchase Agreement dated as of June 15, 2006, by and between Jay Ganesh, Inc., Hiren Patel, and Capitol Hotel Associates, LP, dated as of August 4, 2006.(24)

10.23	Purchase Agreement dated July 6, 2006, between Riverfront Inn, LLC and Sotherly Hotels Inc..(25)

10.24	Strategic Alliance Agreement dated September 8, 2006 by and among Sotherly Hotels LP, Sotherly Hotels Inc. and Coakley & Williams Hotel Management Company.(26)

10.25	Promissory Note dated March 29, 2007, made by Capitol Hotel Associates, L.P., L.L.P. and MONY Life Insurance Company.(27)

10.26A	Limited Liability Company Agreement of MHI/Carlyle Hotel Investment Program I, L.L.C. dated April 26, 2007.(28)

10.26B	Limited Liability Company Agreement of MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(28)

10.26C	Program Agreement for MHI/Carlyle Hotel Investment Program I, L.L.C. and MHI/Carlyle Hotel Lessee Program I, L.L.C. dated April 26, 2007.(28)

10.27	Agreement to Purchase Hotel dated May 25, 2007 between MCZ/Centrum Florida VI Owner, L.L.C. and MHI Hollywood LLC.(16)

10.28	Purchase Agreement between Sotherly Hotels Inc. and VanTampa Plaza Hotel, Inc. dated July 16, 2007.(18)

10.29	Promissory Note dated August 2, 2007 made by Savannah Hotel Associates L.L.C., to the order of MONY Life Insurance Company.(19)

10.30	Assumption and Consent Agreement by and among Hampton Hotel Associates LLC, US Bank National Association and Hampton Redevelopment and Housing Authority dated April 24, 2008.(29)

10.31	Loan Agreement between Hampton Redevelopment and Housing Authority and Olde Hampton Hotel Associates dated December 1, 1998.(29)

10.32	$7,430,000 Hampton Redevelopment and Housing Authority First Mortgage Revenue Refunding Bonds (Olde Hampton Hotel Associates Project) Series 1998A.(29)

10.33	Indenture of Trust between Hampton Redevelopment and Housing Authority and Crestar Bank dated December 1, 1998.(29)

10.34	Promissory Note by MHI Hotel Investments Holdings, LLC, dated February 9, 2009.(30)

10.35	Guaranty by Sotherly Hotels Inc., dated February 9, 2009.(30)

10.36	Securities Purchase Agreement, dated as of April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP.(3)

10.37	Registration Rights Agreement, dated April 18, 2011, by and between the Company, Essex Illiquid, LLC and Richmond Hill Capital Partners, LP.(3)

10.38	Note Agreement, dated as of April 18, 2011, by and between the Company and Essex High Income Joint Investment Vehicle, LLC.(3)

10.39	Amendment No. 1, dated December 21, 2011, to Note Agreement, dated April 18, 2011, by and among the Company and Essex Equity High Income Joint Investment Vehicle, LLC.(4)

Exhibits
10.40	Amendment No. 2, dated June 15, 2012, to Note Agreement, dated April 18, 2011, by and between the Company and Essex Equity High Income Joint Investment Vehicle, LLC. (32)

10.41	Agreement, Waiver and Consent by Preferred Stockholders, dated June 15, 2012, by and among the Company, Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP. (32)

10.42	Sotherly Hotels Inc. 2013 Long-Term Incentive Plan.(38)*

10.43	Warrant Redemption Agreement, dated October 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP.(36)

10.44	General Partnership Interest Sale and Purchase Agreement between Boston Resources Limited and Sotherly-Houston GP LLC, dated as of November 13, 2013.(39)

10.45	Exchange Agreement between MHI Hotels, L.L.C. and Sotherly Hotels LP, dated as of November 13, 2013.(39)

10.46	Warrant Redemption Agreement, dated December 23, 2013, by and among Sotherly Hotels Inc., Essex Illiquid, LLC, and Richmond Hill Capital Partners, LP.(40)

10.47	Purchase Agreement between Sotherly Hotels Inc. and CSC Georgian Terrace Limited Partnership dated January 13, 2014.(41)

10.48	Note Agreement by and between Sotherly Hotels LP, Richmond Hill Capital Partners, LP and Essex Equity Joint Investment Vehicle, LLC dated March 26, 2014.(42)

10.49	Guaranty by Sotherly Hotels Inc. dated March 26, 2014.(42)

10.50	Pledge Agreement by Sotherly Hotels LP and MHI GP LLC, acknowledged by Philadelphia Hotel Associates LP, dated March 26, 2014.(42)

10.51	Sales Agency Agreement, dated July 9, 2014, among Sotherly Hotels Inc., Sotherly Hotels LP and Sandler O’Neill & Partners, L.P.(44)

10.52	Master Agreement by and among Sotherly Hotels Inc., Sotherly Hotels LP, MHI Hospitality TRS, LLC and MHI Hotels Services LLC.(46)

16.2	Letter from PBMares, LLP, dated April 14, 2014.(43)

21.1	List of Subsidiaries of Sotherly Hotels Inc.

21.2	List of Subsidiaries of Sotherly Hotels LP.

23.1	Consent of PBMares, LLP.

23.2	Consent of Grant Thornton LLP.

23.3	Consent of PBMares, LLP.

23.4	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13(a)-14 and 15(d)-14, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2004. (333-118873)
(2)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 5 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 13, 2004. (333-118873)
(3)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011.
(4)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011.
(5)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2012.
(6)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 25, 2009.
(7)	The executive employment agreement for Andrew M. Sims is incorporated by reference to the document previously filed as Exhibit 10.2A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010. The executive employment agreement for William J. Zaiser is incorporated by reference to the document previously filed as Exhibit 10.3A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010
(8)	The first amendment to executive employment agreement for Andrew M. Sims is incorporated by reference to the document previously filed as Exhibit 10.3A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011. The executive employment agreement for David R. Folsom is incorporated by reference to the document previously filed as Exhibit 10.2A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2011.
(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2008.
(10)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 6 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on December 15, 2004. (333-118873)

(11)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on November 15, 2004. (333-118873)
(12)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.
(13)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 11, 2005.
(14)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 10, 2005.
(15)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.
(16)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.
(17)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007.
(19)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.
(20)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.
(21)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.
(22)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2009.
(23)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2010.
(24)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 8, 2006.
(25)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.
(26)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 22, 2007.
(27)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007.
(28)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.
(29)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 7, 2008.
(30)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
(31)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011.
(32)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012

(33)	The executive employment agreement for Anthony E. Domalski is incorporated by reference to the document previously filed as Exhibit 10.2A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013. The consulting agreement with WJZ Consulting LLC is incorporated by reference to the document previously filed as Exhibit 10.3A to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013.
(34)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2013.
(35)	Incorporated by reference to the document previously filed as Exhibit 3.3 to the Operating Partnership’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-11 filed with the Securities and Exchange Commission on August 9, 2013 (333-189821).
(36)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013.
(37)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 7, 2013.
(38)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 20, 2013.
(39)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2013.
(40)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2013.
(41)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.
(42)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.
(43)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2014.
(44)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2014.
(45)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.
(46)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.
(47)	Incorporated by reference to the document previously filed as Exhibit 10.2A to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2015.
*	Denotes management contract and/or compensatory plan/arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2015

SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	April 14, 2015

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director	April 14, 2015

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	April 14, 2015

/s/ JAMES. P. O’HANLON James P. O’Hanlon	Director	April 14, 2015

/s/ DAVID J. BEATTY David J. Beatty	Director	April 14, 2015

/s/ KIM E. SIMS Kim E. Sims	Director	April 14, 2015

/s/ EDWARD S. STEIN Edward S. Stein	Director	April 14, 2015

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	April 14, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2015

SOTHERLY HOTELS LP,

by its General Partner,
SOTHERLY HOTELS INC.

By:	/s/ ANDREW M. SIMS
Andrew M. Sims Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW M. SIMS Andrew M. Sims	Chief Executive Officer and Chairman of the Board of Directors	April 14, 2015

/s/ DAVID R. FOLSOM David R. Folsom	President, Chief Operating Officer and Director	April 14, 2015

/s/ ANTHONY E. DOMALSKI Anthony E. Domalski	Chief Financial Officer	April 14, 2015

/s/ JAMES. P. O’HANLON James P. O’Hanlon	Director	April 14, 2015

/s/ DAVID J. BEATTY David J. Beatty	Director	April 14, 2015

/s/ KIM E. SIMS Kim E. Sims	Director	April 14, 2015

/s/ EDWARD S. STEIN Edward S. Stein	Director	April 14, 2015

/s/ ANTHONY C. ZINNI Anthony C. Zinni	Director	April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sotherly Hotels Inc.:

We have audited the accompanying consolidated balance sheet of Sotherly Hotels Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2014. Our audit of the basic consolidated financial statements included the financial statement schedule (as it relates to December 31, 2014 and for the year then ended), listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule (as it relates to December 31, 2014 and for the year then ended), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia

April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sotherly Hotels Inc. (formerly MHI Hospitality Corporation)

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheet of Sotherly Hotels Inc. (formerly MHI Hospitality Corporation) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Sotherly Hotels Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels Inc. (formerly MHI Hospitality Corporation) and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ PBMares, LLP

Norfolk, Virginia

March 25, 2014, except for Note 2, as to which the date is April 14, 2015

SOTHERLY HOTELS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
		(Restated)
ASSETS
Investment in hotel properties, net	$260,192,153	$202,645,633
Investment in joint venture	1,982,107	2,424,737
Cash and cash equivalents	16,634,499	9,376,628
Restricted cash	6,621,864	3,796,141
Accounts receivable, net	1,908,762	1,812,026
Accounts receivable-affiliate and joint venture	197,674	209,947
Prepaid expenses, inventory and other assets	3,334,401	2,261,303
Shell Island sublease, net	—	240,196
Deferred income taxes	3,543,295	1,581,632
Deferred financing costs, net	5,405,288	3,820,838

TOTAL ASSETS	$299,820,043	$228,169,081

LIABILITIES
Mortgage loans	$205,291,657	$160,363,549
Unsecured notes	52,900,000	27,600,000
Accounts payable and accrued liabilities	12,044,886	8,095,782
Advance deposits	1,220,729	666,758
Dividends and distributions payable	852,914	588,197

TOTAL LIABILITIES	272,310,186	197,314,286
Commitments and contingencies (see Note 7)	—	—
EQUITY
Sotherly Hotels Inc. stockholders’ equity
Preferred stock, par value $0.01, 972,350 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 49,000,000 shares authorized, 10,570,932 shares and 10,206,927 shares issued and outstanding at December 31, 2014 and 2013, respectively	105,709	102,069
Additional paid in capital	58,659,799	57,534,113
Distributions in excess of retained earnings	(35,388,313)	(32,450,773)

Total Sotherly Hotels Inc. stockholders’ equity	23,377,195	25,185,409
Noncontrolling interest	4,132,662	5,669,386

TOTAL EQUITY	27,509,857	30,854,795

TOTAL LIABILITIES AND EQUITY	$299,820,043	$228,169,081

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
		(Restated)	(Restated)
REVENUE
Rooms department	$84,618,889	$62,837,422	$60,824,016
Food and beverage department	31,444,984	22,054,209	21,961,328
Other operating departments	6,876,046	4,482,896	4,557,876

Total revenue	122,939,919	89,374,527	87,343,220
EXPENSES
Hotel operating expenses
Rooms department	22,913,479	17,212,549	16,638,574
Food and beverage department	21,026,202	14,048,924	14,287,874
Other operating departments	1,192,183	508,868	480,307
Indirect	45,072,491	33,757,896	33,033,820

Total hotel operating expenses	90,204,355	65,528,237	64,440,575
Depreciation and amortization	11,969,284	8,467,228	8,661,769
Impairment of investment in hotel properties, net	3,175,000	611,000	—
Corporate general and administrative	5,085,949	4,360,583	4,078,826

Total operating expenses	110,434,588	78,967,048	77,181,170

NET OPERATING INCOME	12,505,331	10,407,479	10,162,050
Other income (expense)
Interest expense	(14,636,870)	(9,606,479)	(10,399,962)
Interest income	19,865	17,914	16,158
Equity income in joint venture	307,370	449,500	178,138
Realized and unrealized loss on warrant derivative	—	(2,205,248)	(2,026,677)
Loss on debt extinguishment	(831,079)	(2,040,662)	(1,982,184)
Gain on involuntary conversion of asset	169,151	—	—
Impairment of note receivable	—	—	(110,871)

Net loss before income taxes	(2,466,232)	(2,977,496)	(4,163,348)
Income tax (provision) benefit	1,727,723	(1,496,096)	(1,246,397)

Net loss	(738,509)	(4,473,592)	(5,409,745)
Add: Net loss attributable to the noncontrolling interest	153,838	989,623	1,241,868

Net loss attributable to the Company	$(584,671)	$(3,483,969)	$(4,167,877)

Net loss per share attributable to the Company
Basic and diluted	$(0.06)	$(0.34)	$(0.42)
Weighted average number of shares outstanding
Basic and diluted	10,377,125	10,156,955	9,995,638

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Noncontrolling Interest	Total
	Shares	Par Value
Balances at December 31, 2011 (Restated)	9,953,786	$99,538	$56,911,039	$(22,221,483)	$8,898,006	$43,687,100
Net loss	—	—	—	(4,167,877)	(1,241,868)	(5,409,745)
Redemption of units in Operating Partnership	—	—	—	—	(36,180)	(36,180)
Issuance of restricted common stock awards	46,000	460	109,940	—	—	110,400
Dividends and distributions declared	—	—	—	(999,978)	(297,644)	(1,297,622)

Balances at December 31, 2012 (Restated)	9,999,786	$99,998	$57,020,979	$(27,389,338)	$7,322,314	$37,053,953
Net loss	—	—	—	(3,483,969)	(989,623)	(4,473,592)
Conversion of units in Operating Partnership to shares of common stock	131,641	1,316	337,449	—	(338,765)	—
Redemption of units in Operating Partnership	—	—	—	—	(32,900)	(32,900)
Issuance of units for Houston purchase	—	—	—	—	153,636	153,636
Issuance of restricted and unrestricted common stock awards	75,500	755	175,685	—	—	176,440
Dividends and distributions declared	—	—	—	(1,577,466)	(445,276)	(2,022,742)

Balances at December 31, 2013 (Restated)	10,206,927	$102,069	$57,534,113	$(32,450,773)	$5,669,386	$30,854,795
Net loss	—	—	—	(584,671)	(153,838)	(738,509)
Conversion of units in Operating Partnership to shares of common stock	310,000	3,100	755,750	—	(758,850)	—
Redemption of units in Operating Partnership	—	—	—	—	(25,621)	(25,621)
Issuance of unrestricted common stock awards	24,750	248	147,112	—	—	147,360
Issuance of restricted common stock awards	12,000	120	78,165	—	—	78,285
Issuance of common stock through ATM offering, net	17,255	172	124,739	—	—	124,911
Amortization of restricted stock award	—	—	19,920	—	—	19,920
Dividends and distributions declared	—	—	—	(2,352,869)	(598,415)	(2,951,284)

Balances at December 31, 2014	10,570,932	$105,709	$58,659,799	$(35,388,313)	$4,132,662	$27,509,857

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(738,509)	$(4,473,592)	$(5,409,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,969,284	8,467,228	8,661,769
Equity in income of joint venture	(307,370)	(449,500)	(178,138)
Impairment of investment in hotel properties, net	3,175,000	611,000	—
Impairment of note receivable	—	—	110,871
Realized and unrealized loss on warrant derivative	—	2,205,248	2,026,677
Amortization of deferred financing costs	1,428,674	1,518,556	1,971,796
Paid-in-kind interest	—	186,293	387,554
Charges related to equity-based compensation	245,565	323,800	110,400
Changes in assets and liabilities:
Restricted cash	(92,439)	(173,990)	377,908
Accounts receivable	369,685	58,368	212,822
Inventory, prepaid expenses and other assets	(1,677,032)	116,976	205,878
Deferred income taxes	(1,961,663)	1,370,189	1,241,848
Accounts payable and accrued liabilities	2,338,688	(3,396)	(896,650)
Advance deposits	89,099	(33,233)	172,745
Due from affiliates	12,273	(129,196)	16,222

Net cash provided by operating activities	14,851,255	9,594,751	9,011,957

Cash flows from investing activities:
Acquisition of hotel property	(61,106,085)	(30,725,959)	—
Improvements and additions to hotel properties	(9,801,018)	(4,906,000)	(2,908,114)
Distributions from joint venture	750,000	6,646,627	500,000
Funding of restricted cash reserves	(3,692,045)	(2,195,658)	(1,983,383)
Proceeds from restricted cash reserves	2,583,419	1,653,401	1,215,972
Proceeds from involuntary conversion of assets	169,151	—	—
Proceeds from sale of assets	—	—	19,404

Net cash used in investing activities	(71,096,578)	(29,527,589)	(3,156,121)

Cash flows from financing activities:
Proceeds of unsecured notes	25,300,000	27,600,000	—
Proceeds of mortgage debt	48,600,000	29,367,287	58,300,000
Proceeds of loans	19,000,000	—	—
Proceeds from the sale of stock, net	124,911	—	—
Payments on line of credit	—	—	(25,537,290)
Payments on mortgage debt and loans	(24,171,892)	(8,703,390)	(22,033,393)
Payment of deferred financing costs	(2,637,637)	(2,684,581)	(1,102,398)
Dividends and distributions paid	(2,686,567)	(1,823,723)	(1,167,216)
Redemption of redeemable preferred stock	—	(14,413,943)	(11,513,602)
Redemption of units in Operating Partnership	(25,621)	(32,900)	(36,180)
Redemption of warrants	—	(7,175,000)	—

Net cash provided by (used in) financing activities	63,503,194	22,133,750	(3,090,079)

Net increase in cash and cash equivalents	7,257,871	2,200,912	2,765,757
Cash and cash equivalents at the beginning of the year	9,376,628	7,175,716	4,409,959

Cash and cash equivalents at the end of the year	$16,634,499	$9,376,628	$7,175,716

Supplemental disclosures:
Cash paid during the year for interest	$13,766,824	$10,423,150	$10,412,434

Cash paid during the year for income taxes	$263,621	$143,848	$117,447

Non-cash investing and financing activities:
Issuance of units in Operating Partnership for acquisition of hotel property	$—	$153,636	$—

Change in amount of hotel property improvements in accounts payable and accrued liabilities	$1,108,182	$195,725	$210,737

Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$375,487	$248,630	$—

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of

Sotherly Hotels LP:

We have audited the accompanying consolidated balance sheet of Sotherly Hotels LP and subsidiaries (the “Partnership”) as of December 31, 2014, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2014. Our audit of the basic consolidated financial statements included the financial statement schedule (as it relates to December 31, 2014 and for the year then ended), listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels LP and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule (as it relates to December 31, 2014 and for the year then ended), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

McLean, Virginia

April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of

Sotherly Hotels LP (formerly MHI Hospitality, L.P.)

Williamsburg, Virginia 23185

We have audited the accompanying consolidated balance sheet of Sotherly Hotels LP (formerly MHI Hospitality, L.P.) and subsidiaries (the “Partnership”) as of December 31, 2013, and the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2013. Sotherly Hotels LP’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sotherly Hotels LP (formerly MHI Hospitality, L.P.) and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ PBMares, LLP

Norfolk, Virginia

March 25, 2014, except for Note 2, as to

    which the date is April 14, 2015

SOTHERLY HOTELS LP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
		(Restated)
ASSETS
Investment in hotel properties, net	$260,192,153	$202,645,633
Investment in joint venture	1,982,107	2,424,737
Cash and cash equivalents	16,634,499	9,376,628
Restricted cash	6,621,864	3,796,141
Accounts receivable, net	1,908,762	1,812,026
Accounts receivable-affiliate and joint venture	197,674	209,947
Prepaid expenses, inventory and other assets	3,334,401	2,261,303
Shell Island sublease, net	—	240,196
Deferred income taxes	3,543,295	1,581,632
Deferred financing costs, net	5,405,288	3,820,838

TOTAL ASSETS	$299,820,043	$228,169,081

LIABILITIES
Mortgage loans	$205,291,657	$160,363,549
Unsecured notes	52,900,000	27,600,000
Accounts payable and accrued liabilities	12,044,886	8,095,782
Advance deposits	1,220,729	666,758
Distributions payable	852,914	588,197

TOTAL LIABILITIES	272,310,186	197,314,286

Commitments and contingencies (see Note 7)

PARTNERS’ CAPITAL
General Partner: 131,218 and 130,711 units issued and outstanding as of December 31, 2014 and 2013, respectively	520,791	554,316
Limited Partners: 12,990,541 and 12,940,343 units issued and outstanding as of December 31, 2014 and 2013, respectively	26,989,066	30,300,479

TOTAL PARTNERS’ CAPITAL	27,509,857	30,854,795

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$299,820,043	$228,169,081

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
		(Restated)	(Restated)
REVENUE
Rooms department	$84,618,889	$62,837,422	$60,824,016
Food and beverage department	31,444,984	22,054,209	21,961,328
Other operating departments	6,876,046	4,482,896	4,557,876

Total revenue	122,939,919	89,374,527	87,343,220
EXPENSES
Hotel operating expenses
Rooms department	22,913,479	17,212,549	16,638,574
Food and beverage department	21,026,202	14,048,924	14,287,874
Other operating departments	1,192,183	508,868	480,307
Indirect	45,072,491	33,757,896	33,033,820

Total hotel operating expenses	90,204,355	65,528,237	64,440,575
Depreciation and amortization	11,969,284	8,467,228	8,661,769
Impairment of investment in hotel properties, net	3,175,000	611,000	—
Corporate general and administrative	5,085,949	4,360,583	4,078,826

Total operating expenses	110,434,588	78,967,048	77,181,170

NET OPERATING INCOME	12,505,331	10,407,479	10,162,050
Other income (expense)
Interest expense	(14,636,870)	(9,606,479)	(10,399,962)
Interest income	19,865	17,914	16,158
Equity income in joint venture	307,370	449,500	178,138
Realized and unrealized loss on warrant derivative	—	(2,205,248)	(2,026,677)
Loss on debt extinguishment	(831,079)	(2,040,662)	(1,982,184)
Gain on involuntary conversion of asset	169,151	—	—
Impairment of note receivable	—	—	(110,871)

Net loss before income taxes	(2,466,232)	(2,977,496	(4,163,348)
Income tax (provision) benefit	1,727,723	(1,496,096)	(1,246,397)

Net loss	$(738,509)	$(4,473,592)	$(5,409,745)

Net loss per unit
Basic and diluted	$(0.06)	$(0.34)	$(0.42)
Weighted average number of units outstanding
Basic and diluted	13,107,413	13,042,020	12,973,953

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount
Balances at December 31, 2011(Restated)	129,387	$681,731	12,809,238	$43,005,369	$43,687,100
Issuance of partnership units	460	1,104	45,540	109,296	110,400
Distributions declared	—	(12,976)	—	(1,284,646)	(1,297,622)
Redemption of limited partnership units	(120)	(633)	(11,880)	(35,547)	(36,180)
Net loss	—	(54,096)	—	(5,355,649)	(5,409,745)

Balances at December 31, 2012 (Restated)	129,727	$615,130	12,842,898	$36,438,823	$37,053,953
Issuance of partnership units	1,084	4,625	107,345	325,451	330,076
Distributions declared	—	(20,227)	—	(2,002,515)	(2,022,742)
Redemption of limited partnership units	(100)	(476)	(9,900)	(32,424)	(32,900)
Net loss	—	(44,736)	—	(4,428,856)	(4,473,592)

Balances at December 31, 2013(Restated)	130,711	$554,316	12,940,343	$30,300,479	$30,854,795
Issuance of partnership units	540	3,534	53,465	347,022	350,556
Amortization of restricted award	—	199	—	19,721	19,920
Distributions declared	—	(29,644)	—	(2,921,640)	(2,951,284)
Redemption of limited partnership units	(33)	(228)	(3,267)	(25,393)	(25,621)
Net loss	—	(7,386)	—	(731,123)	(738,509)

Balances at December 31, 2014	131,218	$520,791	12,990,541	$26,989,066	$27,509,857

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(738,509)	$(4,473,592)	$(5,409,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,969,284	8,467,228	8,661,769
Equity in income of joint venture	(307,370)	(449,500)	(178,138)
Impairment of investment in hotel properties, net	3,175,000	611,000	—
Impairment of note receivable	—	—	110,871
Realized and unrealized loss on warrant derivative	—	2,205,248	2,026,677
Amortization of deferred financing costs	1,428,674	1,518,556	1,971,796
Paid-in-kind interest	—	186,293	387,554
Charges related to equity-based compensation	245,565	323,800	110,400
Changes in assets and liabilities:
Restricted cash	(92,439)	(173,990)	377,908
Accounts receivable	369,685	58,368	212,822
Inventory, prepaid expenses and other assets	(1,677,032)	116,976	205,878
Deferred income taxes	(1,961,663)	1,370,189	1,241,848
Accounts payable and accrued liabilities	2,338,688	(3,396)	(896,650)
Advance deposits	89,099	(33,233)	172,745
Due from affiliates	12,273	(129,196)	16,222

Net cash provided by operating activities	14,851,255	9,594,751	9,011,957

Cash flows from investing activities:
Acquisition of hotel property	(61,106,085)	(30,725,959)	—
Improvements and additions to hotel properties	(9,801,018)	(4,906,000)	(2,908,114)
Distributions from joint venture	750,000	6,646,627	500,000
Funding of restricted cash reserves	(3,692,045)	(2,195,658)	(1,983,383)
Proceeds from restricted cash reserves	2,583,419	1,653,401	1,215,972
Proceeds from involuntary conversion of assets	169,151	—	—
Proceeds from sale of assets	—	—	19,404

Net cash used in investing activities	(71,096,578)	(29,527,589)	(3,156,121)

Cash flows from financing activities:
Proceeds of unsecured notes	25,300,000	27,600,000	—
Proceeds of mortgage debt	48,600,000	29,367,287	58,300,000
Proceeds of loans	19,000,000	—	—
Proceeds from the issuance of units in Operating Partnership, net	124,911	—	—
Payments on line of credit	—	—	(25,537,290)
Payments on mortgage debt and loans	(24,171,892)	(8,703,390)	(22,033,393)
Payment of deferred financing costs	(2,637,637)	(2,684,581)	(1,102,398)
Distributions paid	(2,686,567)	(1,823,723)	(1,167,216)
Redemption of Series A Preferred Interest	—	(14,413,943)	(11,513,602)
Redemption of units in Operating Partnership	(25,621)	(32,900)	(36,180)
Redemption of the warrant	—	(7,175,000)	—

Net cash provided by (used in) financing activities	63,503,194	22,133,750	(3,090,079)

Net increase in cash and cash equivalents	7,257,871	2,200,912	2,765,757
Cash and cash equivalents at the beginning of the year	9,376,628	7,175,716	4,409,959

Cash and cash equivalents at the end of the year	$16,634,499	$9,376,628	$7,175,716

Supplemental disclosures:
Cash paid during the year for interest	$13,766,824	$10,423,150	$10,412,434

Cash paid during the year for income taxes	$263,621	$143,848	$117,447

Non-cash investing and financing activities:
Issuance of units in Operating Partnership for acquisition of hotel property	$—	$153,636	$—

Change in amount of hotel property improvements in accounts payable and accrued liabilities	$1,108,182	$195,725	$210,737

Change in amount of deferred financing and deferred offering cost in accounts payable and accrued liabilities	$375,487	$248,630	$—

The accompanying notes are an integral part of these financial statements.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Sotherly Hotels Inc., formerly MHI Hospitality Corporation, (the “Company”) is a self-managed and self-administered lodging real estate investment trust (“REIT”) that was incorporated in Maryland on August 20, 2004 to own full-service, primarily upscale and upper-upscale hotels located in primary and secondary markets in the mid-Atlantic and southern United States. Most of the hotels operate under well-known national hotel brands such as Hilton, Crowne Plaza, Sheraton and Holiday Inn.

The Company commenced operations on December 21, 2004 when it completed its initial public offering (“IPO”) and thereafter consummated the acquisition of six hotel properties (“initial properties”). Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Sotherly Hotels LP, formerly MHI Hospitality, L.P. (the “Operating Partnership”). The Company and the Operating Partnership also own a 25.0% noncontrolling interest in the Crowne Plaza Hollywood Beach Resort through a joint venture with CRP/MHI Holdings, LLC, an affiliate of both Carlyle Realty Partners V, L.P. and The Carlyle Group (“Carlyle”).

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), the Company, as general partner, is not entitled to compensation for its services to the Operating Partnership. The Company, as general partner, conducts all of its operations through the Operating Partnership and the Company’s administrative expenses are the obligations of the Operating Partnership. Additionally, the Company is entitled to reimbursement for any expenditure incurred by it on the Operating Partnership’s behalf.

For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which, at December 31, 2014, was approximately 80.6% owned by the Company, and its subsidiaries, lease its hotels to a subsidiary of MHI Hospitality TRS Holding, Inc., MHI Hospitality TRS, LLC, (collectively, “MHI TRS”), a wholly-owned subsidiary of the Operating Partnership. MHI TRS then engages an eligible independent hotel management company, MHI Hotels Services, LLC, which does business as Chesapeake Hospitality (“Chesapeake Hospitality”), to operate the hotels under a management contract. MHI TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

All references in these “Notes to Consolidated Financial Statements” to “we,” “us” and “our” refer to the Company, its Operating Partnership and its subsidiaries and predecessors, collectively, unless the context otherwise requires or where otherwise indicated.

Significant transactions occurring during the current and two prior fiscal years include the following:

On March 5, 2012, we obtained a $30.0 million mortgage with TD Bank, N.A. on the Hilton Philadelphia Airport. The mortgage bears interest at a rate of 30-day LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is August 30, 2014, with an extension option until March 1, 2017, contingent upon the extension or acceptable replacement of the Hilton Worldwide license agreement. Proceeds of the mortgage were used to extinguish our indebtedness under the then-existing credit facility, prepay a portion of the Company’s indebtedness under the then existing $10.0 million borrowing with Essex Equity High Income Joint Investment Vehicle, LLC (the “Bridge Financing”) and for working capital. With this transaction, our syndicated credit facility was extinguished and the Crowne Plaza Tampa Westshore hotel property was released from such mortgage encumbrance.

On June 15, 2012, the Company entered into an amendment of its Bridge Financing that provided, subject to a $1.5 million prepayment which the Company made on June 18, 2012, that the amount of undrawn term loan commitments increased to $7.0 million, of which $2.0 million was reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property.

On June 15, 2012, the Company simultaneously entered into an agreement with the holders of the Company’s Preferred Stock to redeem approximately 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On June 18, 2012, we obtained a $14.0 million mortgage with C1 Bank on the Crowne Plaza Tampa Westshore in Tampa, Florida. The mortgage bears interest at a rate of 5.60% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The mortgage’s maturity date is June 18, 2017. Proceeds of the mortgage were used to pay the outstanding indebtedness under the then-existing Bridge Financing and to make a special distribution by the Operating Partnership to the Company to redeem the 11,514 shares of Preferred Stock referenced above.

On June 22, 2012, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2013. Under the terms of the extension, the Company was required to make monthly principal payments of $16,000 as well as quarterly principal payments to the lender of $200,000 each on July 1, 2012, October 1, 2012, January 1, 2013 and April 1, 2013. Interest payable monthly pursuant to the mortgage remained unchanged at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum.

On July 10, 2012, we obtained a $14.3 million mortgage with Fifth Third Bank on the Crowne Plaza Jacksonville Riverfront in Jacksonville, Florida. The mortgage bears interest at a rate of LIBOR plus additional interest of 3.0% per annum and provides for level payments of principal and interest on a monthly basis under a 25-year amortization schedule. The maturity date is July 10, 2015, but may be extended for an additional year pursuant to certain terms and conditions. The mortgage also contains an “earn-out” feature which allows for an additional draw of up to $3.0 million during the term of the loan contingent upon satisfaction of certain debt service coverage and loan-to-value covenants. Proceeds of the mortgage were used to repay the existing mortgage indebtedness and to pay closing costs.

On March 22, 2013, we entered into a First Amendment to the Loan Agreement and other amendments to secure additional proceeds on the original $8.0 million mortgage on the DoubleTree by Hilton Brownstone-University hotel property with our existing lender, Premier Bank, Inc. Pursuant to the amended loan documents, the mortgage loan’s principal amount was increased to $10.0 million, the prepayment penalty was removed and the interest rate was fixed at 5.25%; if the mortgage loan is extended, it will adjust to a rate of 3.00% plus the current 5-year U.S. Treasury bill rate of interest, with an interest rate floor of 5.25%. The remaining original terms of the agreement remained the same.

On March 26, 2013, we used the net proceeds of the mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of accrued and unpaid cash and stock dividends.

On June 28, 2013, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2014. Under the terms of the extension, we made a principal payment of approximately $1.1 million to reduce the principal balance on the loan to approximately $6.0 million and continue to be required to make monthly principal payments of $16,000. Interest payable monthly pursuant to the mortgage remained unchanged at a rate of LIBOR plus additional interest of 4.55% and a minimum total rate of interest of 5.00% per annum. Pursuant to certain terms and conditions, we may extend the maturity date of the loan to June 30, 2015.

On August 1, 2013, we obtained a $15.6 million mortgage with CIBC, Inc. on the DoubleTree by Hilton Raleigh Brownstone – University in Raleigh, North Carolina. The mortgage bears interest at a rate of 4.78% and provides for level payments of principal and interest on a monthly basis under a 30-year amortization schedule. The maturity date is August 1, 2018. Approximately $0.7 million of the loan proceeds were placed into a restricted reserve which can be disbursed to us upon satisfaction of certain financial performance criteria. The remaining proceeds of the mortgage were used to repay the existing indebtedness, to pay closing costs, to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of accrued and unpaid cash and stock dividends and for working capital. The redemption resulted in a prepayment fee of approximately $0.2 million.

On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes (the “8% Notes”) in the aggregate amount of $27.6 million. The indenture requires quarterly payments of interest and matures on September 30, 2018. The proceeds were used to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million.

On October 23, 2013, the Company redeemed a portion of a warrant to purchase 1,900,000 shares of the Company’s common stock (the “Essex Warrant”) from Essex Illiquid, LLC and Richmond Hill Capital Partners, LP (collectively, the “Investors” or “Initial Holders”) corresponding to an aggregate of 900,000 Issuable Warrant Shares (the “First Tranche of Redeemed Warrant Shares”) for an aggregate cash redemption price of $3.2 million. The First Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Essex Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed a portion of a warrant to purchase 1,900,000 units of the Operating Partnership (the “OP Warrant”) corresponding to an aggregate of 900,000 Issuable Warrant Units, as defined in the OP Warrant, for an aggregate cash redemption price of $3.2 million.

On November 13, 2013, we acquired 100% of the partnership interests of Houston Hotel Associates Limited Partnership, L.L.P., a Virginia limited liability partnership (“HHA”), for aggregate consideration of approximately $30.9 million in cash, the issuance to MHI Hotels, L.L.C., a Virginia limited liability company (“MHI Hotels”), of 32,929 units of limited partnership interests in the Operating Partnership, plus an additional amount for HHA’s working capital as of the closing date. HHA is the sole owner of the entity that indirectly owns the Crowne Plaza Houston Downtown.

On December 23, 2013, the Company redeemed the remaining portion of the Essex Warrant corresponding to an aggregate of 1,000,000 Issuable Warrant Shares (the “Final Tranche of Redeemed Warrant Shares”) for an aggregate cash redemption price of approximately $4.0 million. The Final Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Essex Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 1,000,000 Issuable Warrant Shares, the Operating Partnership redeemed a portion of the OP Warrant corresponding to an aggregate of 1,000,000 Issuable Warrant Units from the Company for an aggregate cash redemption price of approximately $4.0 million.

On December 27, 2013, through our joint venture with The Carlyle Group (“Carlyle”), we entered into a credit and security agreement and other loan documents to secure a $57.0 million non-recourse mortgage on the Crowne Plaza Hollywood Beach Resort in Hollywood, Florida with Bank of America, N.A. The proceeds from the loan were used to repay the existing first mortgage, to pay closing costs, and to make a distribution to the joint venture partners. We used approximately $3.5 million of its distribution proceeds to repay its existing loan with The Carlyle Group, and the remainder for general corporate purposes.

On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured loan (the “Bridge Loan”) with Richmond Hill Capital Partners, LP (“Richmond Hill”) and Essex Equity Joint Investment Vehicle, LLC (collectively with Richmond Hill, the “Bridge Lenders”). The Bridge Loan bears interest at the rate of 10.0% per annum and matures on March 26, 2015. The loan also requires mandatory prepayment upon certain events, is subject to a prepayment premium if the loan is prepaid in full or in part prior to maturity and contains limited financial covenants. The loan is secured by a lien on our interest in our subsidiary that owns the DoubleTree by Hilton Philadelphia Airport.

On March 27, 2014, we acquired the Georgian Terrace, a 326-room hotel in Atlanta, Georgia for the aggregate purchase price of approximately $61.1 million. Also included in the acquisition was a 698-space parking structure; all personal property and equipment located in or at the hotel; and a separate 0.6 acre development parcel with related development rights and improvements located thereon. In conjunction with the acquisition, we obtained a $41.5 million first mortgage from Bank of the Ozarks, of which $1.5 million of the proceeds was placed in a restricted cash reserve. The mortgage bears a floating rate of interest equal to LIBOR plus 3.75%, with a 4.00% floor and requires monthly payments of principal and interest on a 25-year amortization schedule following a 12-month interest-only period. The mortgage matures on March 27, 2017, but may be extended for two additional 1-year period subject to certain terms and conditions.

On March 31, 2014, we entered into a First Amendment and other amended loan documents to extend the maturity date and secure additional proceeds of approximately $5.6 million on the original $30.0 million mortgage on the DoubleTree by Hilton Philadelphia Airport hotel with its existing lender, TD Bank, N.A. Pursuant to the First Amendment and other amended loan documents, the mortgage continues to bear interest at a rate of LIBOR plus 3.0% with a 3.50% floor, requires monthly payments of principal and interest on an amortization schedule over the remainder of the 25-year period that began with the commencement of the loan in March 2012, and extends the maturity date to April 1, 2019.

As a condition to obtaining the First Amendment to the mortgage on the Hilton Philadelphia Airport hotel, we were required to enter into a license agreement with a national hotel franchise through at least the term of the amended mortgage loan. As such, we entered into a 10-year franchise agreement with Hilton Worldwide to rebrand the Hilton Philadelphia Airport hotel as a DoubleTree by Hilton in November 2014, subject to the completion of certain product improvement requirements that were met as of October 27, 2014.

On June 27, 2014, we entered into an agreement with TowneBank to extend the maturity of the mortgage on the Crowne Plaza Hampton Marina in Hampton, Virginia, until June 30, 2016. Under the terms of the extension, we made a principal payment of $0.8 million and are required to make monthly principal payments of $83,000 and interest payments at a rate of 5.0% per annum.

On November 21, 2014, we closed on a 7.0% unsecured note offering in the aggregate amount of $25.3 million, of which a portion of the proceeds was used to repay the $19.0 million Bridge Loan, with the remainder to be used for general corporate purposes.

On November 24, 2014, we repaid the $19.0 million Bridge Loan.

On December 19, 2014, we secured $3.0 million additional proceeds on our mortgage loan on the Crowne Plaza Jacksonville Riverfront property as part of an earnout pursuant to the terms of the existing loan agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements of the Company presented herein include all of the accounts of Sotherly Hotels Inc., the Operating Partnership, MHI TRS and subsidiaries. All significant inter-company balances and transactions have been eliminated.

The consolidated financial statements of the Operating Partnership presented herein include all of the accounts of Sotherly Hotels LP, MHI TRS and subsidiaries. All significant inter-company balances and transactions have been eliminated. Additionally, all administrative expenses of the Company and those expenditures made by the Company on behalf of the Operating Partnership are reflected as the administrative expenses, expenditures and obligations thereto of the Operating Partnership, pursuant to the terms of the Partnership Agreement.

Investment in Hotel Properties – Investments in hotel properties include investments in operating properties which are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is included in the statements of operations. Expenditures under a renovation project, which constitute additions or improvements that extend the life of the property, are capitalized.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 7 to 39 years for buildings and building improvements and 3 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are found to be less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value would be recorded and an impairment loss recognized.

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment of approximately $3.2 million and $0.6 million, as of December 31, 2014 and 2013, respectively.

Assets Held For Sale – The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Investment in Joint Venture – Investment in joint venture represents our noncontrolling indirect 25.0% equity interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. Carlyle owns a 75.0% controlling indirect interest in these entities. We account for our investment in the joint venture under the equity method of accounting and are entitled to receive our pro rata share of annual cash flow. We also have the opportunity to earn an incentive participation in the net sale proceeds based upon the achievement of certain overall investment returns, in addition to our pro rata share of net sale proceeds.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – We hold cash accounts at several institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) protection limits of $250,000. Our exposure to credit loss in the event of the failure of these institutions is represented by the difference between the FDIC protection limit and the total amounts on deposit. Management monitors, on a regular basis, the financial condition of the financial institutions along with the balances there on deposit to minimize our potential risk.

Restricted Cash – Restricted cash includes real estate tax escrows, insurance escrows and reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in our various mortgage agreements and previously existing line of credit.

Accounts Receivable – Accounts receivable consists primarily of hotel guest and banqueting receivables. Ongoing evaluations of collectability are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible.

Inventories – Inventories, consisting primarily of food and beverages, are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

Franchise License Fees – Fees expended to obtain or renew a franchise license are amortized over the life of the license or renewal. The unamortized franchise fees as of December 31, 2014 and 2013 were approximately $394,139 and $196,989, respectively. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $50,908, $49,658 and $43,500, respectively.

Deferred Financing and Offering Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Deferred offering costs are recorded at cost and consist of offering fees and other costs incurred in issuing equity and are reflected in prepaid expenses, inventory and other assets on the consolidated balance sheets. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Amortization of deferred offering costs occurs when the equity offering is complete, whereby the costs are offset against the equity funds raised in the future and included in additional paid in capital on the consolidated balance sheets, or if the offering expires and the offering costs exceed the funds raised in the offering then the excess will be included in corporate general and administrative expenses in the consolidated statements of operations.

Derivative Instruments – Our derivative instruments are reflected as assets or liabilities on the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as an interest rate risk, are considered fair value hedges. Derivative instruments used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity and partners’ capital to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings.

We use derivative instruments to add stability to interest expense and to manage our exposure to interest-rate movements. To accomplish this objective, we primarily used an interest-rate swap, which was required under our then-existing credit agreement and acted as a cash flow hedge involving the receipts of variable-rate amounts from a counterparty in exchange for our making fixed-rate payments without exchange of the underlying principal amount. We valued our interest-rate swap at fair value, which we define as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We also use derivative instruments in the Company’s stock to obtain more favorable terms on our financing. We do not enter into contracts to purchase or sell derivative instruments for speculative trading purposes.

Fair Value Measurements –

We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or Inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table represents our mortgage loans and unsecured notes measured at fair value and the basis for that measurement:

	Level 1	Level 2	Level 3
December 31, 2013
Investment in hotel property, net(1)	$—	$—	$10,011,647
Mortgage loans(2)	$—	$(162,841,165)	$—
Unsecured notes(3)	$(28,770,240)	$—	$—
December 31, 2014
Investment in hotel property, net(1)	$—	$—	$6,396,787
Mortgage loans(2)	$—	$(209,994,659)	$—
Unsecured notes(3)	$(53,816,320)	$—	$—

(1)	A non-recurring fair value measurement was conducted in both 2013 and 2014 for our investment in hotel property, which resulted in impairment charges for the years ended December 31, 2014 and 2013, which represent the amounts by which the carrying value of the asset group exceeded its fair value.
(2)	Mortgage loans are reflected at carrying value on our Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013.
(3)	Unsecured notes are recorded at historical cost on our Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013.

Noncontrolling Interest in Operating Partnership – Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The noncontrolling interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the noncontrolling interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and rentals from restaurant tenants, rooftop leases and gift shop operators. Revenues are reported net of occupancy and other taxes collected from customers and remitted to governmental authorities.

Lease Revenue – Several of our properties generate revenue from leasing commercial space adjacent to the hotel, the restaurant space within the hotel, apartment units and space on the roofs of our hotels for antennas and satellite dishes. We account for the lease income as revenue from other operating departments within the statement of consolidated operations pursuant to the terms of each lease. Lease revenue was approximately $1.7 million, $1.7 and $1.6 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

A schedule of minimum future lease payments receivable for the following twelve-month periods is as follows:

December 31, 2015	$1,206,269
December 31, 2016	1,034,209
December 31, 2017	643,123
December 31, 2018	202,615
December 31, 2019	159,520
December 31, 2020 and thereafter	619,780

Total	$3,865,516

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax. MHI TRS, our wholly owned taxable REIT subsidiary which leases our hotels from subsidiaries of the Operating Partnership, is subject to federal and state income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. As of December 31, 2014, we had no uncertain tax positions. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions to which the Company is subject generally include 2010 through 2014. In addition, as of December 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions to which MHI TRS is subject generally include 2004 through 2013.

The Operating Partnership is generally not subject to federal and state income taxes as the unit holders of the Partnership are subject to tax on their respective shares of the Partnership’s taxable income.

Stock-based Compensation – The Company’s 2004 Long Term Incentive Plan (the “2004 Plan”) and its 2013 Long-Term Incentive Plan (the “2013 Plan”), which the Company’s stockholders approved in April 2013, permit the grant of stock options, restricted stock and performance share compensation awards to its employees for up to 350,000 and 750,000 shares of common stock, respectively. The Company believes that such awards better align the interests of its employees with those of its stockholders.

Under the 2004 Plan, the Company has made restricted stock and deferred stock awards totaling 337,438 shares including 255,938 shares issued to certain executives and employees and 81,500 restricted shares issued to its independent directors. Of the 255,938 shares issued to certain of our executives and employees, all have vested except 18,000 shares issued to the Chief Financial Officer upon execution of his employment contract which will vest pro rata on each of the next three anniversaries of the effective date of his employment agreement. All of the 81,500 restricted shares issued to the Company’s independent directors have vested. The 2004 plan was terminated in 2013.

Under the 2013 Plan, the Company has made stock awards totaling 72,850 shares, including 50,350 non-restricted shares to certain executives and employees and 22,500 restricted shares issued to its independent directors. All awards have vested except for 9,750 shares issued to the Company’s independent directors in January 2015, 750 of which will vest on April 27, 2015 and 9,000 of which will vest on December 31, 2015.

Previously, under the 2004 Plan, and currently, under the 2013 Plan, the Company may issue a variety of performance-based stock awards, including nonqualified stock options. The value of the awards is charged to compensation expense on a straight-line basis over the vesting or service period based on the value of the award as determined by the Company’s stock price on the date of grant or issuance. As of December 31, 2014, no performance-based stock awards have been granted. Consequently, stock-based compensation as determined under the fair-value method would be the same under the intrinsic-value method. Total compensation cost recognized under the 2004 Plan and 2013 Plan for the years ended December 31, 2014, 2013 and 2012 was $292,405, $323,800 and $110,400, respectively. The 2004 Plan was terminated in April 2013.

Advertising – Advertising costs were $198,991, $181,886 and $186,963 for the years ended December 31, 2014, 2013 and 2012, respectively and are expensed as incurred.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. We do not have any items of comprehensive income (loss) other than net income (loss).

Segment Information – We have determined that our business is conducted in one reportable segment: hotel ownership.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications and Immaterial Restatements– Certain revisions have been made to the prior period balances to correct immaterial errors. These immaterial corrections include adjustments to unreimbursed diesel spill clean-up costs impacting accounts receivable, accruals of prior period bonuses and franchise fees, and classification of impairment charges (from other expenses to operating expenses) among others. The immaterial restatements have been made in the following accounts, as of December 31, 2013 and for the years ended December 31, 2013 and 2012:

	2013 As Previously Reported	Immaterial Restatement & Reclassifications Inc/(Dec)	2013 Restated
Accounts affected by the immaterial restatement and reclassifications on consolidated balance sheets:
Investment in joint venture	$2,446,039	$(21,302)	$2,424,737
Accounts receivable, net	1,982,091	(170,065)	1,812,026
Accounts receivable – affiliate and joint venture	101,439	108,508	209,947
Prepaid expenses, inventory and other assets	2,444,975	(183,672)	2,261,303
Deferred income taxes	1,186,122	395,510	1,581,632
Total assets	228,040,102	128,979	228,169,081
Account payable and accrued liabilities	7,650,219	445,563	8,095,782
Total liabilities	196,868,723	445,563	197,314,286
Distributions in excess of retained earnings	(32,210,917)	(239,856)	(32,450,773)
Noncontrolling interest	5,746,114	(76,728)	5,669,386
Total equity	31,171,379	(316,584)	30,854,795
Total liabilities and equity	228,040,102	128,979	228,169,081

	2013 As Previously Reported	Immaterial Restatement Inc/(Dec)	2013 Restated	2012 As Previously Reported	Immaterial Restatement Inc/(Dec)	2012 Restated
Accounts affected by the immaterial restatement on consolidated statements of operations:
Total hotel operating expenses	65,468,944	59,293	65,528,237	64,297,743	142,832	64,440,575
Equity income of joint venture	453,700	(4,200)	449,500	172,172	5,966	178,138
Income tax provision	(1,521,182)	25,086	(1,496,096)	(1,301,229)	54,832	(1,246,397)
Net loss	(4,435,185)	(38,407)	(4,473,592)	(5,327,711)	(82,034)	(5,409,745)
Net loss attributable to the noncontrolling interest	981,126	8,497	989,623	1,223,036	18,832	1,241,868
Net loss attributable to the Company	(3,454,059)	(29,910)	(3,483,969)	(4,104,675)	(63,202)	(4,167,877)

New Accounting Pronouncements – In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02 related to ASC Topic 810, Consolidation. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance will be effective for annual reporting periods beginning after December 15, 2017. We do not expect this ASU to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 related to ASC Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update. As issued, this ASU is not effective until annual reporting periods beginning after December 15, 2016, however at its April 1, 2015 meeting, the FASB tentatively decided to defer the effective date of ASU 2014-09 such that it would be effective for annual reporting periods beginning after December 15, 2017. We do not expect this ASU to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Acquisition of Hotel Properties

Houston and Atlanta Acquisitions. On November 13, 2013, we acquired the 259-room Crowne Plaza Houston Downtown in Houston, Texas, for approximately $30.9 million. On March 27, 2014, we acquired the

326-room Georgian Terrace in Atlanta, Georgia, for approximately $61.1 million. The allocation of the purchase price based on their fair values was as follows:

	Crowne Plaza Houston	Georgian Terrace
Land and land improvements	$7,373,937	$10,127,687
Buildings and improvements	22,184,692	45,385,939
Furniture, fixtures and equipment	718,828	5,163,135

Investment in hotel properties	30,277,457	60,676,761
Restricted cash	—	124,658
Accounts receivable	391,470	465,287
Accounts receivable-affiliate	72,094	—
Prepaid expenses, inventory and other assets	83,378	232,415
Intangible assets	761,212	198,583
Accounts payable and accrued liabilities	(631,847)	(126,747)
Advance deposits	(74,169)	(464,872)

	$30,879,595	$61,106,085
Issuance of units	(153,636)	—

Net cash	$30,725,959	$61,106,085

The results of operations of the hotels are included in our consolidated financial statements from the date of acquisition. The total revenue and net loss related to the Crowne Plaza Houston acquisition for the period November 13, 2013 to December 31, 2013 are approximately $1.4 million and $0.2 million, respectively. The total revenue and net income related to the Georgian Terrace acquisition for the period March 27, 2014 to December 31, 2014 are approximately $16.4 million and $2.2 million, respectively. The following pro forma financial information presents the results of operations of the Company and the Operating Partnership for the years ended December 31, 2014 and 2013 as if the acquisition had taken place on January 1, 2013. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2013, or of future results of operations:

	2014	2013
	(unaudited)	(unaudited)
Pro forma revenues	$127,710,583	$121,678,207
Pro forma operating expenses	117,286,682	106,883,934
Pro forma operating income	10,423,901	14,794,273
Pro forma net loss	(2,959,101)	(4,089,813)
Pro forma loss per basic and diluted share and unit	(0.29)	(0.40)
Pro forma basic and diluted common shares	10,377,125	10,156,955

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Land and land improvements	$37,483,400	$26,956,311
Buildings and improvements	257,343,516	206,101,663
Furniture, fixtures and equipment	38,762,997	29,829,908

	333,589,913	262,887,882
Less: accumulated depreciation and impairment	(73,397,760)	(60,242,249)

	$260,192,153	$202,645,633

Our review of possible impairment at one of our hotel properties revealed an excess of current carrying cost over the estimated undiscounted future cash flows, which was triggered by a combination of a change in anticipated use and future branding of the property; and a re-evaluation of future revenues based on anticipated market conditions, market penetration and costs necessary to achieve such market penetration, resulting in an impairment of approximately $3.2 million and $0.6 million, as of December 31, 2014 and 2013, respectively.

5. Debt

Credit Facility. During a portion of the year ended December 31, 2012, we had a secured credit facility with a syndicated bank group comprised of BB&T, Key Bank National Association and Manufacturers and Traders Trust Company which was extinguished in March 2012.

Mortgage Debt. As of December 31, 2014 and 2013, we had approximately $205.3 million and approximately $160.4 million of outstanding mortgage debt, respectively. The following table sets forth our mortgage debt obligations on our hotels.

	Balance Outstanding as of		Prepayment Penalties	Maturity Date		Amortization Provisions		Interest Rate
Property	December 31, 2014	December 31, 2013
Crowne Plaza Hampton Marina	$4,509,500	$5,903,500	None	06/30/2016		$83,000	(1)	5.00	%(2)
Crowne Plaza Houston Downtown	20,954,867	21,428,258	Yes(3)	04/12/2016	(4)	25 years		4.50%
Crowne Plaza Jacksonville Riverfront	16,358,706	13,756,209	None	07/10/2015	(5)	25 years		LIBOR plus 3.00%
Crowne Plaza Tampa Westshore	13,317,684	13,602,701	None	06/18/2017		25 years		5.60%
DoubleTree by Hilton Philadelphia Airport	33,378,102	28,731,151	None	04/01/2019		25 years		LIBOR plus 3.00	%(7)
DoubleTree by Hilton Raleigh Brownstone – University	15,274,284	15,525,626	(6)	08/01/2018		30 years		4.78%
Georgian Terrace	41,500,000	—	None	03/27/2017	(8)	25 years		LIBOR plus 3.75	%(9)
Hilton Savannah DeSoto	21,050,093	21,546,423	Yes(10)	09/01/2017		25 years		6.06%
Hilton Wilmington Riverside	20,389,325	20,919,030	Yes(10)	04/01/2017		25 years		6.21%
Holiday Inn Laurel West	6,974,458	7,141,845	Yes(11)	08/05/2021		25 years		5.25	%(12)
Sheraton Louisville Riverside	11,584,638	11,808,806	(6)	01/06/2017		25 years		6.24%

Total	$205,291,657	$160,363,549

(1)	The Operating Partnership is required to make monthly principal payments of $83,000.
(2)	The note rate was changed to a fixed rate of 5.00%, effective June 27, 2014.
(3)	The note is subject to a prepayment penalty if the loan is prepaid in full or in part prior to November 13, 2015.
(4)	The note provides that the mortgage can be extended until November 2018 if certain conditions have been satisfied.
(5)	The note provides that the mortgage can be extended until July 2016 if certain conditions have been satisfied.
(6)	With limited exception, the note may not be prepaid until two months before maturity.
(7)	The note bears a minimum interest rate of 3.50%.

(8)	The note provides that the mortgage can be extended through the fourth and fifth anniversary of the commencement date of the loan, or March 27, 2018 and March 27, 2019, respectively, subject to certain conditions.
(9)	The note bears a minimum interest rate of 4.00%.
(10)	The notes may not be prepaid during the first six years of the terms. Prepayment can be made with penalty thereafter until 90 days before maturity.
(11)	Pre-payment can be made with penalty until 180 days before the fifth anniversary of the commencement date of the loan or from such date until 180 days before the maturity.
(12)	The note provides that after five years, the rate of interest will adjust to a rate of 3.00% per annum plus the then-current five-year U.S. Treasury rate of interest, with a floor of 5.25%.

We were in compliance with all debt covenants, current on all loan payments and not otherwise in default under any of our mortgage loans, as of December 31, 2014.

Total future mortgage debt maturities, without respect to any extension of loan maturity, as of December 31, 2014 were as follows:

December 31, 2015	$21,477,897
December 31, 2016	27,874,371
December 31, 2017	104,751,035
December 31, 2018	15,824,365
December 31, 2019	29,372,341
December 31, 2020 and thereafter	5,991,648

Total future maturities	$205,291,657

7.0% Unsecured Notes. On November 21, 2014, the Operating Partnership issued 7.0% senior unsecured notes in the aggregate amount of $25.3 million (the “7% Notes”). The indenture requires quarterly payments of interest and matures on November 15, 2019. The 7% Notes are callable after November 15, 2017 at 101% of face value.

8.0% Unsecured Notes. On September 30, 2013, the Operating Partnership issued 8.0% senior unsecured notes in the aggregate amount of $27.6 million (the “8% Notes”). The indenture requires quarterly payments of interest and matures on September 30, 2018. The 8% Notes are callable after September 30, 2016 at 101% of face value.

Loan from Carlyle Affiliate Lender. On February 9, 2009, an indirect subsidiary of ours which is a member of the joint venture entity that owns the Crowne Plaza Hollywood Beach Resort, borrowed $4.75 million from the Carlyle entity that is the other member of such joint venture (the “Carlyle Affiliate Lender”), for the purpose of improving our liquidity. In June 2008, the joint venture that owns the property purchased a junior participation in a portion of the mortgage loan from the lender. The amount of the loan from the Carlyle Affiliate Lender approximated the amount we contributed to the joint venture to enable it to purchase its interest in the mortgage loan. The interest rate and maturity date of the loan were tied to the note that was secured by the mortgage on the property. The loan bore a rate of LIBOR plus additional interest of 3.00% and required monthly payments of interest and principal payments equal to 50.0% of any distributions it received from the joint venture.

On December 27, 2013, the mortgage to which the loan was tied was repaid with the proceeds of a $57.0 million non-recourse mortgage loan. Excess proceeds of the mortgage were used to make a distribution to the joint venture partners. We used a portion of our share of the distribution totaling approximately $3.5 million to extinguish the loan. There was no outstanding balance on the loan at December 31, 2014 and 2013, respectively.

Bridge Financing. On April 18, 2011, the Company entered into an agreement with Essex Equity High Income Joint Investment Vehicle, LLC, pursuant to which the Company had the right to borrow up to $10.0 million before the earlier of December 31, 2011, or the redemption in full of the Preferred Stock. On December 21, 2011, the Company entered into an amendment to the agreement extending the right to borrow the remainder of the available financing until May 31, 2013. The principal amount borrowed bore interest at the rate of 9.25% per annum, payable quarterly in arrears. At December 31, 2014 and 2013, the Company had borrowings of $0.0 million under the Bridge Financing.

Bridge Loan. On March 26, 2014, we entered into a Note Agreement, Guaranty, and Pledge Agreement to secure a $19.0 million secured Bridge Loan with the Bridge Lenders. The Bridge Loan had a maturity date of March 26, 2015; carried a fixed interest rate of 10.0% per annum; was subject to a prepayment premium if the loan is prepaid in full or in part prior to March 26, 2015; required mandatory prepayment upon certain events; contained limited financial covenants; and was secured by a lien on 100% of the limited partnership interests in the subsidiary that owns the DoubleTree by Hilton Philadelphia Airport hotel. On November 24, 2014, the Bridge Loan was repaid with the proceeds of a $25.3 million 7.0% senior unsecured note offering. There was no outstanding balance on the Bridge Loan at December 31, 2014 and December 31, 2013, respectively.

6. Preferred Stock, Preferred Interest and Warrants

Preferred Stock and Preferred Interest. On April 18, 2011, the Company completed a private placement to the Investors pursuant to the Securities Purchase Agreement for gross proceeds of $25.0 million. The Company issued 25,000 shares of Preferred Stock and the Essex Warrant to purchase 1,900,000 shares of the Company’s common stock, par value $0.01 per share.

The Company designated a class of preferred stock, the Preferred Stock, consisting of 27,650 shares with $0.01 par value per share, having a liquidation preference of $1,000.00 per share pursuant to Articles Supplementary (the “Articles Supplementary”), which sets forth the preferences, rights and restrictions for the Preferred Stock. The Preferred Stock is non-voting and non-convertible. The holders of the Preferred Stock had a right to payment of a cumulative dividend payable quarterly (i) in cash at an annual rate of 10.0% of the liquidation preference per share and (ii) in additional shares of Preferred Stock at an annual rate of 2.0% of the liquidation preference per share. As set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock had the exclusive right, voting separately as a single class, to elect one (1) member of the Company’s board of directors. As of December 31, 2011, there were 25,354 shares of the Preferred Stock issued and outstanding. In addition, under certain circumstances as set forth in the Articles Supplementary, the holder(s) of the Company’s Preferred Stock would have been entitled to appoint a majority of the members of the Company’s board of directors. The holder(s) of the Company’s Preferred Stock would have been entitled to require that the Company redeem the Preferred Stock under certain circumstances, but no later than April 18, 2016, and on such terms and at such price as is set forth in the Articles Supplementary.

Concurrently with the issuance of the Preferred Stock, the Operating Partnership issued the Preferred Interest to the Company in an amount equivalent to the proceeds of the Preferred Stock received by the general partner pursuant to the terms of the Partnership Agreement. The Partnership Agreement also authorizes the general partner to make special distributions to the Company related to its Preferred Interest for the sole purpose of fulfilling the Company’s obligations with respect to the Preferred Stock. In addition, the Operating Partnership issued the OP Warrant to purchase 1,900,000 partnership units at an amount equal to the consideration received by the Company upon exercise of the Essex Warrant, as amended.

On June 15, 2012, the Company entered into an agreement with the holders of the Company’s Preferred Stock to redeem 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On June 18, 2012, we used a portion of the proceeds of the mortgage on the Crowne Plaza Tampa Westshore to make a special distribution by the Operating Partnership to the Company to redeem the 11,514 shares of Preferred Stock. The redemption resulted in a prepayment fee of approximately $0.8 million. In addition, approximately $0.7 million in unamortized issuance costs related to the redeemed shares were written off.

On March 26, 2013, we used the net proceeds of an expansion of the mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. In addition, approximately $0.1 million in unamortized issuance costs related to the redeemed shares were written off.

On August 1, 2013, we used the net proceeds of a new mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. In addition, approximately $0.1 million in unamortized issuance costs related to the redeemed shares were written off.

On September 30, 2013, we used a portion of the proceeds of the 8% Notes offering to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million. In addition, approximately $0.4 million in unamortized issuance costs related to the redeemed shares were written off.

As of December 31, 2014 and 2013, there were no shares of the Preferred Stock issued and outstanding, respectively.

As of December 31, 2014 and 2013, there was no redemption value of the Preferred Interest, respectively.

Warrants. The Essex Warrant, as modified, entitled the holder(s) to purchase up to 1,900,000 shares of the Company’s common stock at an exercise price of $2.25 per share. Pursuant to an amendment to the Essex Warrant, the exercise price per share of common stock covered by the Essex Warrant adjusted from time to time in the event of payment of cash dividends to holders of common stock by deducting from such exercise price the per-share amount of such cash dividends. Such adjustment did not take into account dividends declared prior to January 1, 2012.

Concurrently with the issuance of the Essex Warrant, the Operating Partnership issued the OP Warrant to the Company. Under the terms of the OP Warrant, the Company was obligated to exercise the OP Warrant immediately and concurrently if at any time the Essex Warrant was exercised by its holders. In that event, the Operating Partnership would have issued an equivalent number of partnership units and would have been entitled to receive the proceeds received by the Company upon exercise of the Essex Warrant.

On October 23, 2013, the Company redeemed the First Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of $3.2 million. The First Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the OP Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 900,000 Issuable Warrant Shares, the Operating Partnership redeemed 900,000 Issuable Warrant Units, as defined in the OP Warrant, for an aggregate cash redemption price of $3.2 million.

On December 23, 2013, the Company redeemed the Final Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of approximately $4.0 million. The Final Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the OP Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant are terminated and extinguished.

Concurrently with the redemption of the 1,000,000 Issuable Warrant Shares, the Operating Partnership redeemed 1,000,000 Issuable Warrant Units, as defined in the OP Warrant, for an aggregate cash redemption price of approximately $4.0 million. The redeemed warrant units are no longer Issuable Warrant Units under the OP Warrants, and all rights under the OP Warrants are terminated and extinguished.

On the date of issuance, we determined the fair market value of the warrants was approximately $1.6 million using the Black-Scholes option pricing model assuming an exercise price of $2.25 per share of common stock, a risk-free interest rate of 2.26%, a dividend yield of 5.00%, expected volatility of 60.0%, and an expected term of 5.5 years. The fair market value is included in deferred financing costs. The deferred cost was amortized to interest expense in the accompanying consolidated statement of operations over the period of issuance to the mandatory redemption date of the preferred stock.

7. Commitments and Contingencies

Ground, Building and Submerged Land Leases – We lease 2,086 square feet of commercial space next to the Hilton Savannah DeSoto for use as an office, retail or conference space, or for any related or ancillary purposes for the hotel and/or atrium space. In December 2007, we signed an amendment to the lease to include rights to the outdoor esplanade adjacent to the leased commercial space. The areas are leased under a six-year operating lease, which expired October 31, 2006 and has been renewed for the second of three optional five-year renewal periods expiring October 31, 2011, October 31, 2016 and October 31, 2021, respectively. Rent expense for this operating lease for the years ended December 31, 2014, 2013 and 2012 was $63,468, $64,700 and $65,812, respectively.

We lease, as landlord, the entire fourteenth floor of the Savannah hotel property to The Chatham Club, Inc. under a ninety-nine year lease expiring July 31, 2086. This lease was assumed upon the purchase of the building under the terms and conditions agreed to by the previous owner of the property. No rental income is recognized under the terms of this lease as the original lump sum rent payment of $990 was received by the previous owner and not prorated over the life of the lease.

We lease a parking lot adjacent to the DoubleTree by Hilton Brownstone-University in Raleigh, North Carolina. The land is leased under a second amendment, dated April 28, 1998, to a ground lease originally dated May 25, 1966. The original lease is a 50-year operating lease, which expires August 31, 2016. We exercised a renewal option for the first of three additional ten-year periods expiring August 31, 2026, August 31, 2036, and August 31, 2046, respectively. We hold an exclusive and irrevocable option to purchase the leased land at fair market value at the end of the original lease term, subject to the payment of an annual fee of $9,000, and other conditions. For each of the years ended December 31, 2014, 2013 and 2012, rent expense was $95,482.

We lease land adjacent to the Crowne Plaza Tampa Westshore for use as parking under a five-year agreement with the Florida Department of Transportation that commenced in July 2009 and expires in July 2019. The agreement requires annual payments of $2,432, plus tax, and may be renewed for an additional five years. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $2,602, $3,036 and $2,515, respectively.

We lease certain submerged land in the Saint Johns River in front of the Crowne Plaza Jacksonville Riverfront from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida. The submerged land was leased under a five-year operating lease requiring annual payments of $4,961, which expired September 18, 2012. A new operating lease was executed requiring annual payments of $6,020 and expires September 18, 2017. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $6,020, $6,020 and $5,920, respectively.

We lease 4,836 square feet of commercial office space in Williamsburg, Virginia under an agreement, as amended, that commenced September 1, 2009 and expires August 31, 2018. Rent expense for each of the years ended December 31, 2014, 2013 and 2012 was $71,039, $63,393 and $55,000, respectively.

We lease 1,632 square feet of commercial office space in Rockville, Maryland under an agreement that expires February 28, 2017. The agreement requires monthly payments at an annual rate of $22,848 for the first year of the lease term and monthly payments at an annual rate of $45,696 for the second year of the lease term, increasing 2.75% per year for the remainder of the lease term. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $50,277, $47,813 and $44,927, respectively.

We also lease certain furniture and equipment under financing arrangements expiring between February 2014 and February 2018.

A schedule of minimum future lease payments for the following twelve-month periods is as follows:

December 31, 2015	$432,053
December 31, 2016	361,822
December 31, 2017	244,244
December 31, 2018	176,741
December 31, 2019	100,480
December 31, 2020 and thereafter	636,547

Total	$1,951,887

Employment Agreements—The Company has entered into various employment contracts with employees that could result in obligations to the Company in the event of a change in control or termination without cause.

Management Agreements – At December 31, 2014, each of our wholly-owned operating hotels was operated under a management agreement with Chesapeake Hospitality. Effective January 1, 2015, each of our wholly-owned hotels will operate under a new master management agreement as well as an individual hotel management agreement (see Note 9). Each of the individual hotel management agreements may be terminated earlier than the stated term upon the sale of the hotel covered by the respective management agreement, in which case we may incur early termination fees.

Franchise Agreements – As of December 31, 2014, most of our hotels operate under franchise licenses from national hotel companies. Under the franchise agreements, we are required to pay a franchise fee generally between 2.5% and 5.0% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor programs and services that amount to between 2.5% and 6.0% of room revenues from the hotels. The franchise agreements currently expire between September 2015 and October 2024. On August 7, 2014, we voluntarily terminated the franchise agreement with Holiday Hospitality Franchising, LLC (IHG) for the Crowne Plaza Jacksonville Riverfront effective September 1, 2015 and recognized a termination fee of $351,800. The property is being rebranded as the DoubleTree by Hilton Jacksonville Riverfront. Each of our franchise agreements provides for early termination fees in the event the agreement is terminated before the stated term.

Restricted Cash Reserves – Each month, we are required to escrow with the lenders on the Hilton Wilmington Riverside, the Hilton Savannah DeSoto, the DoubleTree by Hilton Brownstone-University, the Sheraton Louisville Riverside and the Georgian Terrace an amount equal to 1/12 of the annual real estate taxes due for the properties. We are also required by several of its lenders to establish individual property improvement funds to cover the cost of replacing capital assets at our properties. Each month, those contributions equal 4.0% of gross revenues for the Hilton Savannah DeSoto, the Hilton Wilmington Riverside, the Sheraton Louisville Riverside, DoubleTree by Hilton Raleigh Brownstone–University, Crowne Plaza Houston Downtown, Crowne Plaza Hampton Marina and the Georgian Terrace and equal 4.0% of room revenues for the DoubleTree by Hilton Philadelphia Airport.

Pursuant to the terms of the fifth amendment to the then-existing credit agreement and until its termination in March 2012, we were required to escrow with our lender an amount sufficient to pay the real estate taxes as well as property and liability insurance for the encumbered properties when due. In addition, we were required to make monthly contributions equal to 3.0% of room revenues into a property improvement fund.

Litigation – We are not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which we expect to be covered by insurance and we believe it is not reasonably possible such matters will have a material impact on our financial condition or results of operations.

8. Equity

Preferred Stock – The Company has authorized 1,000,000 shares of preferred stock, of which 27,650 shares were issued as Series A Cumulative Redeemable Preferred Stock, as described above, and subsequently redeemed in 2013. None of the remaining authorized shares have been issued.

Common Stock – The Company is authorized to issue up to 49,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

The following is a schedule of issuances during the years ended December 31, 2014, 2013 and 2012 of the Company’s common stock:

On October 1, 2014, one holder of units in the Operating Partnership redeemed 200,000 units for an equivalent number of shares of the Company’s common stock.

During September 2014, the Company sold 16,979 shares of common stock for net proceeds of $122,793, which it contributed to the Operating Partnership for an equivalent number of units.

During August 2014, the Company sold 276 shares of common stock for net proceeds of $2,118, which it contributed to the Operating Partnership for an equivalent number of units.

On April 1, 2014, two holders of units in the Operating Partnership redeemed 110,000 units for an equivalent number of shares of the Company’s common stock.

On February 14, 2014, the Company was issued 36,750 units in the Operating Partnership and awarded an aggregate of 24,000 shares of unrestricted stock to certain executives as well as 12,000 shares of restricted stock and 750 share of unrestricted stock to certain of its independent directors.

On August 14, 2013, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

On April 1, 2013, one holder of units in the Operating Partnership redeemed 31,641 units for an equivalent number of shares of the Company’s common stock.

On March 1, 2013, one holder of units in the Operating Partnership redeemed 50,000 units for an equivalent number of shares of the Company’s common stock.

On January 25, 2013, the Company was issued 45,500 units in the Operating Partnership and awarded an aggregate of 30,500 shares of unrestricted stock to certain executives and employees as well as 15,000 shares of restricted stock to certain of its independent directors.

On January 1, 2013, the Company was issued 30,000 units in the Operating Partnership and granted 30,000 restricted shares to its Chief Financial Officer in accordance with the terms of his employment contract.

On February 2, 2012, the Company was issued 46,000 units in the Operating Partnership and awarded an aggregate of 29,500 shares of unrestricted stock to certain executives and employees as well as 1,500 shares of unrestricted stock and 15,000 shares of restricted stock to certain of its independent directors.

As of December 31, 2014, the Company had 10,570,932 shares of common stock outstanding.

Warrants for Shares of Common Stock – The Company has granted no warrants representing the right to purchase common stock other than the Essex Warrant described in Note 6.

Operating Partnership Units – Holders of Operating Partnership units, other than the Company as general partner, have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the average of the market price of the Company’s common stock for the 10 trading days immediately preceding the notice date of such redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company.

The following is a schedule of issuances and redemptions, since January 2012, of units in the Operating Partnership in addition to the issuances of units in the Operating Partnership to the Company described above,

On November 1, 2014, the Operating Partnership redeemed 3,300 units held by a trust controlled by two members of the Board of Directors for a total of $25,621, pursuant to the terms of the partnership agreement.

On November 13, 2013, the Operating Partnership issued 32,929 limited partnership units in conjunction with the purchase of the partnership interests in HHA, which is the sole owner of the Crowne Plaza Houston Downtown.

On April 1, 2013, the Operating Partnership redeemed 10,000 units held by a trust controlled by two members of the Board of Directors for a total of $32,900 pursuant to the terms of the partnership agreement.

On August 1, 2012, the Operating Partnership redeemed 6,000 units held by a trust controlled by two members of the Board of Directors for a total of $21,540 pursuant to the terms of the partnership agreement.

On May 1, 2012, the Operating Partnership redeemed 6,000 units held by a trust controlled by two members of the Board of Directors for a total of $14,640 pursuant to the terms of the partnership agreement.

As of December 31, 2014 and 2013, the total number of Operating Partnership units outstanding was 13,121,759 and 13,038,125, respectively.

As of December 31, 2014 and 2013, the total number of outstanding units in the Operating Partnership not owned by the Company was 2,550,827 and 2,864,127, respectively, with a fair market value of approximately $19.1 million and approximately $17.0 million, respectively, based on the price per share of the common stock on such respective dates.

Warrants for Units in the Operating Partnership – The Operating Partnership has granted no warrants representing the right to purchase limited partnership units other than the Warrant described in Note 6.

Distributions – The following table presents the quarterly distributions by the Operating Partnership declared and payable per unit for the years ended December 31, 2014, 2013 and 2012:

Quarter Ended	2012	2013	2014
March 31,	$0.020	$0.035	$0.045
June 30,	$0.020	$0.035	$0.050
September 30,	$0.030	$0.040	$0.065
December 31,	$0.030	$0.045	$0.065

9. Related Party Transactions

Chesapeake Hospitality. As of December 31, 2014, the members of Chesapeake Hospitality (a company that is majority-owned and controlled by the Company’s chief executive officer, its former chief financial officer, a member of its Board of Directors and a former member of its Board of Directors) owned 1,054,404 shares, approximately 10.0%, of the Company’s outstanding common stock as well as 1,642,958 Operating Partnership units. The following is a summary of the transactions between Chesapeake Hospitality and us:

Accounts Receivable – At December 31, 2014 and 2013, we were due $50,838 and $101,439, respectively, from Chesapeake Hospitality.

Shell Island Sublease – We had a sublease arrangement with Chesapeake Hospitality on our expired leasehold interests in the property at Shell Island. For the years ended December 31, 2014, 2013 and 2012, we earned $350,000, $350,000 and $350,000, respectively, in leasehold revenue. The underlying leases at Shell Island expired on December 31, 2011.

Strategic Alliance Agreement – On December 21, 2004, we entered into a ten-year strategic alliance agreement with Chesapeake Hospitality that provides in part for the referral of acquisition opportunities to the Company and the management of its hotels by Chesapeake Hospitality. The agreement expired on December 15, 2014, in conjunction with the execution of the new management agreement,

Management Agreements – Each of the hotels that we wholly-owned at December 31, 2014 and 2013, are operated by Chesapeake Hospitality under various management agreements that were to expire between December 2014 and March 2019. Under those agreements, Chesapeake Hospitality received a base management fee of 2.0% of gross revenues for the first full fiscal year and partial fiscal year from the commencement date through December 31 of that year, 2.5% of gross revenues the second full fiscal year, and 3.0% of gross revenues for every year thereafter. The agreements also provided for an incentive management fee due annually in arrears within 90 days of the end of the fiscal year equal to 10.0% of the amount by which the gross operating profit of the hotels, on an aggregate basis for eight hotels and on an individual basis for two other hotels, for a given year exceeds the gross operating profit for the same hotel(s), for the prior year. The incentive management fee may not exceed 0.25% of gross revenues of all of the hotel(s) included in the incentive fee calculation. The management agreement for the Crowne Plaza Houston Downtown did not provide for any incentive management fee. Additionally, the management agreement for the Georgian Terrace provided for an administrative fee of $30,000 per year for as long as the adjacent parking garage is managed by a third party.

On December 15, 2014, we entered into a new master agreement and a series of individual hotel management agreements. The master agreement has a five-year term, but may be extended for such additional periods as long as an individual management agreement remains in effect. The base management fee for the Crowne Plaza Houston Downtown and the Georgian Terrace will remain at 2.00% through 2015, increases to 2.25% in 2016 and increases to 2.50% thereafter. The base management fees for the remaining properties in the current portfolio will be 2.65% through 2017 and decreases to 2.50% thereafter. For new individual hotel management agreements, Chesapeake Hospitality will receive a base management fee of 2.00% of gross revenues for the first full year from the commencement date through the anniversary date, 2.25% of gross revenues the second full year, and 2.50% of gross revenues for every year thereafter.

Base management fees earned by Chesapeake Hospitality totaled $3,342,782, $2,652,070 and $2,602,018 for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, incentive management fees of $97,025, $67,502 and $216,824 were accrued for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Medical Benefits – We purchase employee medical benefits through Maryland Hospitality, Inc. (d/b/a MHI Health), an affiliate of Chesapeake Hospitality for our employees as well as those employees that are employed by Chesapeake Hospitality that work exclusively for our hotel properties. Gross premiums for employee medical benefits paid by the Company (before offset of employee co-payments) were $3,748,587, $2,592,115 and $2,344,734 for the years ended December 31, 2014, 2013 and 2012, respectively.

Crowne Plaza Hollywood Beach Resort. As of December 31, 2014, we own a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The following is a summary of the transactions between Crowne Plaza Hollywood Beach Resort and us:

Accounts Receivable – At December 31, 2014 and 2013, we were due $146,836 and $108,507, respectively, from Crowne Plaza Hollywood Beach Resort.

Management Agreement – Crowne Plaza Hollywood Beach Resort is operated by Chesapeake Hospitality under a management agreement that is set to expire August 2017. Under this agreement Chesapeake Hospitality received a base management fee of 3.0% of gross revenues. Base management fees earned by Chesapeake Hospitality totaled $592,119, $560,847 and $508,421 for the years ended December 31, 2014, 2013 and 2012, respectively.

Asset Management Fee – Also, under an asset management agreement, MHI Hospitality TRS II, LLC, an indirect subsidiary of the Company, receives a fee of 1.50% of total revenue which is due on a quarterly basis for services rendered. Asset management fees for the years ended December 31, 2014, 2013 and 2012 were $300,607, $280,274 and $255,707, respectively. Unpaid asset management fees included in accounts payable and accrued liabilities at December 31, 2014, 2013 and 2012 totaled $73,278, $74,464 and $20,229, respectively

Redemption of Units in Operating Partnership – During 2014, we redeemed a total of 3,300 units in its Operating Partnership held by a trust controlled by one current member of our Board of Directors for a total of $25,621 pursuant to the terms of the partnership agreement.

Issuance of Units in Operating Partnership – In connection with the acquisition of the Crowne Plaza Houston Downtown Hotel in November 2013, we purchased from MHI Hotels its 1.0% limited partnership interest in HHA, the entity that owns the property, in exchange for 32,929 units of limited partnership interests in the Operating Partnership valued at $153,636 pursuant to an exchange agreement entered into between the Operating Partnership and MHI Hotels. The indirect equity owners of MHI Hotels include the Company’s chief executive officer, Andrew M. Sims, and a member of the Company’s board of directors, Kim E. Sims.

Holders of the Preferred Stock and Essex Warrant. As set forth in the Articles Supplementary, the holders of Preferred Stock, Essex Illiquid, LLC and Richmond Hill Capital Partners, LLC, were entitled to elect one (1) member of the Company’s board of directors. The member of the board of directors elected by the holders of Preferred Stock holds executive positions in Essex Equity Capital Management, LLC, an affiliate of Essex Illiquid, LLC, as well as Richmond Hill Capital Partners, LLC.

Bridge Financing Amendments. On December 21, 2011, the Company entered into an amendment to its $10.0 million bridge loan agreement with Essex Equity High Income Joint Investment Vehicle, LLC, an affiliate of Essex Equity Capital Management, LLC, of which one former member of the board of directors is a Managing Director, to extend the lender’s loan commitment by 17 months through May 31, 2013.

On June 15, 2012, the Company entered into an amendment of its then-existing Bridge Financing that provided, subject to a $1.5 million prepayment which the Company made on June 18, 2012, that the amount of undrawn term loan commitments be increased to $7.0 million, of which $2.0 million was reserved to repay principal amounts outstanding on the Crowne Plaza Jacksonville Riverfront hotel property. The Company’s ability to borrow under the Bridge Financing ended May 31, 2013.

Essex Warrant Amendment. On December 21, 2011, the Company also amended the terms of the outstanding Essex Warrant. Pursuant to the Essex Warrant amendment, the exercise price per share of common stock covered by the Essex Warrant will be adjusted from time to time in the event of cash dividends upon common stock by deducting from such exercise price the per share amount of such cash dividends.

Modified Excepted Holder. On July 10, 2012, the Company amended the terms of the outstanding Essex Warrant by establishing a modified excepted holder limit (as defined in the Company’s Articles of Amendment and Restatement) for the Investors.

On December 23, 2013, the Company’s board of directors terminated and extinguished the excepted holder limit and excepted holder status for the Investors in connection with the redemption of the Essex Warrant.

Preferred Stock Redemptions. On June 15, 2012, the Company entered into an agreement with the holders of the Company’s Preferred Stock to redeem approximately 11,514 shares of Preferred Stock for an aggregate redemption price of approximately $12.3 million plus the payment of related accrued and unpaid cash and stock dividends.

On June 18, 2012, we used a portion of the proceeds of the mortgage on the Crowne Plaza Tampa Westshore to make a special distribution by the Operating Partnership to the Company to redeem the 11,514 shares of Preferred Stock for an aggregate redemption price of $12.3 million plus payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.8 million.

On March 26, 2013, we used the net proceeds of an expansion of the mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 1,902 shares of Preferred Stock for an aggregate redemption price of approximately $2.1 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million. On August 1, 2013, we used the net proceeds of a new mortgage on the DoubleTree by Hilton Brownstone-University to make a special distribution by the Operating Partnership to the Company to redeem 2,460 shares of Preferred Stock for an aggregate redemption price of approximately $2.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.2 million.

On September 30, 2013, we used a portion of the proceeds of the 8% Notes offering to make a special distribution by the Operating Partnership to the Company to redeem the remaining outstanding shares of Preferred Stock for an aggregate redemption price of approximately $10.7 million plus the payment of related accrued and unpaid cash and stock dividends. The redemption resulted in a prepayment fee of approximately $0.7 million.

Essex Warrant Redemptions. On October 23, 2013, the Company entered into an agreement to redeem the First Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of $3.2 million. The First Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Essex Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant were terminated and extinguished.

On December 23, 2013, the Company entered into an agreement to redeem the Final Tranche of Redeemed Warrant Shares for an aggregate cash redemption price of approximately $4.0 million. The Final Tranche of Redeemed Warrant Shares are no longer Issuable Warrant Shares under the Essex Warrant, and all exercise and other rights of the Initial Holders in respect of the Redeemed Warrant Shares under the Essex Warrant were terminated and extinguished.

Others. On June 24, 2013 we hired Ashley S. Kirkland, the daughter of our Chief Executive Officer as a legal analyst and Robert E. Kirkland IV, her husband, as our compliance officer. On October 2, 2014, we hired Andrew M. Sims Jr., the son of our Chief Executive Officer, as a brand manager. Compensation for the years ended December 31, 2014 and 2013 totaled approximately $204,000 and $94,000, respectively, for all individuals.

10. Retirement Plans

We began a 401(k) plan for qualified employees on April 1, 2006. The plan is subject to “safe harbor” provisions which require that we match 100.0% of the first 3.0% of employee contributions and 50.0% of the next 2.0% of employee contributions. All employer matching funds vest immediately in accordance with the “safe harbor” provisions. Contributions to the plan for the years ended December 31, 2014, 2013 and 2012 were $40,586, $47,094 and $54,865, respectively.

11. Unconsolidated Joint Venture

We own a 25% indirect interest in (i) the entity that owns the Crowne Plaza Hollywood Beach Resort and (ii) the entity that leases the hotel and has engaged Chesapeake Hospitality to operate the hotel under a management contract. The joint venture purchased the property on August 8, 2007 and began operations on September 18, 2007. Summarized financial information for this investment, which is accounted for under the equity method, is as follows:

	December 31, 2014	December 31, 2013
ASSETS
Investment in hotel property, net	$62,823,142	$64,449,892
Cash and cash equivalents	2,153,906	2,780,427
Restricted cash	874,111	116,414
Accounts receivable	328,755	304,687
Prepaid expenses, inventory and other assets	1,489,479	1,567,372

TOTAL ASSETS	$67,669,393	$69,218,792

LIABILITIES
Mortgage loan, net	$57,000,000	$57,000,000
Accounts payable and other accrued liabilities	2,195,613	2,131,176
Accounts payable and other accrued liabilities, member	146,836	108,507
Advance deposits	398,695	280,339

TOTAL LIABILITIES	59,741,144	59,520,022

TOTAL MEMBERS’ EQUITY	7,928,249	9,698,770

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$67,669,393	$69,218,792

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue
Rooms department	$15,386,595	$14,732,609
Food and beverage department	2,968,395	2,506,852
Other operating departments	1,385,469	1,445,446

Total revenue	19,740,459	18,684,907
Expenses
Hotel operating expenses
Rooms department	3,270,930	3,113,347
Food and beverage department	2,270,918	1,983,090
Other operating departments	655,818	580,150
Indirect	7,436,198	7,093,576

Total hotel operating expenses	13,633,864	12,770,163
Depreciation and amortization	2,116,211	2,182,667
General and administrative	148,873	119,338

Total operating expenses	15,898,948	15,072,168
Operating income	3,841,511	3,612,739
Interest expense	(2,612,032)	(1,754,851)
Loss on extinguishment of debt	—	(419,880)
Unrealized gain (loss) on hedging activities	—	359,993

Net income (loss)	$1,229,479	$1,798,001

12. Indirect Hotel Operating Expenses

Indirect hotel operating expenses consists of the following expenses incurred by the hotels:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
General and administrative	$9,823,853	$7,258,817	$6,916,268
Sales and marketing	9,788,079	7,497,693	7,143,116
Repairs and maintenance	6,278,411	4,705,222	4,617,726
Utilities	5,763,990	4,301,755	4,425,441
Franchise fees	4,122,726	3,098,379	2,866,438
Management fees, including incentive	3,439,807	2,719,573	2,818,842
Property taxes	3,664,022	2,480,909	2,643,931
Insurance	1,927,935	1,447,485	1,369,800
Other	263,668	248,063	232,258

Total indirect hotel operating expenses	$45,072,491	$33,757,896	$33,033,820

13. Income Taxes

The components of the provision for (benefit from) income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
Federal	$—	$68,431	$(30,467)
State and local	233,940	57,476	2,461

	233,940	125,907	(28,006)

Deferred:
Federal	(1,718,351)	1,078,543	1,006,568
State and local	(243,312)	291,646	267,835

	(1,961,663)	1,370,189	1,274,403

	$(1,727,723)	$1,496,096	$1,246,397

A reconciliation of the statutory federal income tax provision (benefit) to the Company’s provision for (benefit from) income tax is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Statutory federal income tax benefit	$(838,519)	$(1,012,349)	$(1,415,538)
Effect of non-taxable REIT (income) loss	(898,576)	2,159,323	2,391,639
State income tax provision	9,372	349,122	270,296

	$(1,727,723)	$1,496,096	$1,246,397

As of December 31, 2014 and 2013, we had a net deferred tax asset of approximately $3.5 million and $1.6 million, respectively, of which, approximately $2.7 million and $2.8 million, respectively, are due to accumulated net operating losses. These loss carryforwards will begin to expire in 2028 if not utilized. As of December 31, 2014 and 2013, approximately $0.2 and $0.3 million, respectively, of the deferred tax asset is attributable to our share of start-up expenses related to the Crowne Plaza Hollywood Beach Resort and start-up expenses related to the opening of the Sheraton Louisville Riverside and the Crowne Plaza Tampa Westshore, all of which were not deductible when incurred and are now being amortized over 15 years. The remainder of the deferred tax asset is attributable to year-to-year timing differences for accrued, but not deductible, employee performance awards, vacation and sick pay, bad debt allowance and depreciation. We believe that it is more likely than not that the deferred tax asset will be realized and that no valuation allowance is required.

14. Loss per Share and per Unit

Loss Per Share. The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be redeemed for common stock upon notice from the limited partner and following our election to redeem the units for stock rather than cash) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The effect of the allocation of net loss attributable to the limited partners’ interests by the issuance of dilutive shares has been excluded, since there would be an anti-dilutive effect from the pro forma dilution of the

Essex Warrant discussed in Note 6 issued in April 2011. The computation of basic and diluted loss per share is presented below.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Numerator
Net loss attributable to the Company for basic and diluted computation	$(584,671)	$(3,483,969)	$(4,167,877)

Denominator
Weighted average number of common shares outstanding	10,377,125	10,156,955	9,995,638

Basic and diluted net loss per share	$(0.06)	$(0.34)	$(0.42)

Loss Per Unit. The computation of basic and diluted loss per unit is presented below.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Numerator
Net loss	$(738,509)	$(4,473,592)	$(5,409,745)

Denominator
Weighted average number of units outstanding	13,107,413	13,042,020	12,973,953

Basic and diluted net loss per unit	$(0.06)	$(0.34)	$(0.42)

15. Quarterly Operating Results (Unaudited)

	Quarters Ended 2014
	March 31	June 30	September 30	December 31
Total revenue	$25,010,389	$36,339,701	$31,764,453	$29,825,377
Total operating expenses	22,249,394	29,120,620	28,622,841	30,441,730
Net operating income (loss)	2,760,995	7,219,081	3,141,612	(616,353)
Net income (loss) attributable to the Company	783,002	2,166,689	(214,902)	(3,319,460)
Earnings (loss) per share – basic and diluted	0.08	0.21	(0.02)	(0.32)

	Quarters Ended 2013
	March 31	June 30	September 30	December 31 (Restated)
Total revenue	$20,189,812	$25,250,643	$21,458,637	$22,475,435
Total operating expenses	18,306,556	20,285,017	19,123,547	21,251,928
Net operating income (loss)	1,883,256	4,965,626	2,335,090	1,223,507
Net income (loss) attributable to the Company	(2,594,916)	1,310,592	(1,649,722)	(549,923)
Earnings (loss) per share – basic	(0.26)	0.13	(0.16)	(0.05)
Earnings (loss) per share – diluted	(0.26)	0.12	(0.16)	(0.05)

16. Subsequent Events

On January 9, 2015, we paid a quarterly dividend (distribution) of $0.065 per common share (and unit) to those stockholders (and unitholders of the Operating Partnership) of record on December 15, 2014.

On January 12, 2015, we entered into a new employment agreement, effective as of January 1, 2015, between the Company and Andrew M. Sims, to serve as Chief Executive Officer and Chairman of the board of directors for the Company.

On January 28, 2015, we authorized payment of a quarterly dividend (distribution) of $0.07 per common share (and unit) to the stockholders (and unitholders of the Operating Partnership) of record as of March 13, 2015. The dividend (distribution) is to be paid on April 10, 2015.

On April 1, 2015, one holder of units in the Operating Partnership redeemed 100,000 units for an equivalent number of shares of the Company’s common stock.

SOTHERLY HOTELS INC.

SOTHERLY HOTELS LP

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2014

(in thousands)

		Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Amount At End of Year			Accumulated Depreciation & Impairment	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
Description	Encum- brances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total
Crowne Plaza Hampton Marina – Hampton, Virginia	$4,510	$1,061	$6,733	$33	$3,615	$1,094	$10,348	$11,442	$(6,024)	1988	2008	3-39 years
Crowne Plaza Houston Downtown – Houston, Texas	20,955	7,374	22,185	—	1,038	7,374	23,223	30,597	(762)	1963	2013	3-39 years
Crowne Plaza Jacksonville Riverfront – Jacksonville, Florida	16,359	7,090	14,604	51	5,210	7,141	19,814	26,955	(4,438)	1970	2005	3-39 years
Crowne Plaza Tampa Westshore – Tampa, Florida	13,318	4,153	9,670	283	22,038	4,436	31,708	36,144	(5,720)	1973	2007	3-39 years
DoubleTree by Hilton Philadelphia Airport – Philadelphia, Pennsylvania	33,378	2,100	22,031	184	5,473	2,284	27,504	29,788	(6,973)	1972	2004	3-39 years
DoubleTree by Hilton Brownstone – University – Raleigh, North Carolina	15,274	815	7,416	203	4,993	1,018	12,409	13,427	(3,816)	1971	2004	3-39 years
Georgian Terrace – Atlanta, Georgia	41,500	10,128	45,386	308	880	10,436	46,266	56,702	(895)	1911	2014	3-39 years
Hilton Savannah DeSoto – Savannah, Georgia	21,050	600	13,562	14	11,392	614	24,954	25,568	(7,109)	1968	2004	3-39 years
Hilton Wilmington Riverside – Wilmington, North Carolina	20,389	785	16,829	222	10,793	1,007	27,622	28,629	(9,638)	1970	2004	3-39 years
Holiday Inn Laurel West – Laurel, Maryland	6,974	900	9,443	187	2,567	1,087	12,010	13,097	(3,637)	1985	2004	3-39 years
Sheraton Louisville Riverside – Jeffersonville, Indiana	11,585	782	6,891	210	14,595	992	21,486	22,478	(4,221)	1972	2006	3-39 years

	$205,292	$35,788	$174,750	$1,695	$82,594	$37,483	$257,344	$294,827	$(53,233)

RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

RECONCILIATION OF REAL ESTATE

Balance at December 31, 2011	$198,959
Improvements	1,807
Disposal of Assets	(127)

Balance at December 31, 2012	$200,639
Acquisitions	29,559
Improvements	3,290
Disposal of Assets	(428)

Balance at December 31, 2013	$233,060
Acquisitions	55,514
Improvements	6,430
Disposal of Assets	(177)

Balance at December 31, 2014	$294,827

RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at December 31, 2011	$31,304
Current Expense	5,500
Disposal of Assets	(127)

Balance at December 31, 2012	$36,677
Current Expense	5,604
Impairment	611
Disposal of Assets	(335)

Balance at December 31, 2013	$42,557
Current Expense	7,602
Impairment	3,175
Disposal of Assets	(101)

Balance at December 31, 2014	$53,233